Form 10QSB
period 2001-09-30
WORLD WIDE WEB INC
filed 2002-02-25
CIK 1114302

10-QSB

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                          TRANSITION  REPORT PURSUANT TO  SECTION 13
                              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934

For the transition period from ____________ to _____________

Commission File Number: 000-33317

                          World Wide Web, Inc.
                       --------------------------
         (Exact name of registrant as specified in its charter)

                Nevada                            88-0440630
                ------                            ----------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

  800 N. Rainbow Blvd., Suite 208, Las Vegas, NV             89107
  ----------------------------------------------             -----
     (Address of principal executive offices)              (Zip Code)


                             (702) 948-5008
                             --------------
          (Registrant's telephone number, including area code)

                                   N/A
                                   ---
          (Former name, former address and former fiscal year,
                       if changed  since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                    DURING THE PRECEDING FIVE YEARS:
       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
     15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                             Yes [ ] No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
    The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 5,790,565


/1/


                            World Wide Web, Inc.



                             Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Independent Accountant's Review Report                                4

    Balance Sheets September 30, 2001 (unaudited) and December 31, 2000   5

    Statements of Operations For the Three and Nine Months Ending         6
    September 30, 2001 (unaudited) and 2000 (unaudited)

    Statements of Cash Flows For the Nine Months Ending September 30,     7
    2001 (unaudited) and 2000 (unaudited)

    Notes to Financial Statements                                         8

  Item 2. Management's Discussion and Plan of Operation                  12

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                       14

SIGNATURES                                                               15


/2/


                           World Wide Web, Inc.

                              Balance Sheets
                                   as of
                      September 30, 2001 (unaudited)
                           and December 31, 2000

                                    and

                         Statements of Operations
                for the Three Months and Nine Months Ending
            September 30, 2001 (unaudited) and 2000 (unaudited)

                                    and

                         Statements of Cash Flows
                        for the Nine Months Ending
            September 30, 2001 (unaudited) and 2000 (unaudited)


/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
World Wide Web, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000, and statements of cash flows for the nine-month period ending September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of World Wide Web, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 29, 2001, I expressed an unqualified opinion on those financial statements.


/s/ Brad Beckstead, CPA


February 22, 2002


/4/


                           World Wide Web, Inc.

                              Balance Sheets


                                              (unaudited)
                                              September 30,    December 31,
Assets                                            2001             2000
                                              ------------     ------------
Current assets:
   Cash & equivalents                         $     56,657     $     71,832
   Accounts receivable                                 356                -
   Inventory                                         1,193                -
                                              ------------     ------------
     Total current assets                           58,206           71,832
                                              ------------     ------------

Fixed assets, net                                    2,510                -
                                              ------------     ------------
                                              $     60,716     $     71,832
                                              ============     ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                           $      4,401     $          -
                                              ------------     ------------
     Total current liabilities                       4,401                -
                                              ------------     ------------

Stockholders' equity:
   Preferred stock, $0.001 par value,                    -                -
    5,000,000 shares authorized, no
    shares issued and outstanding
   Common stock, $0.001 par value;                   5,791            5,561
    20,000,000 shares authorized,
    5,790,565 and 5,560,565
    shares issued and outstanding as of
    9/30/01 and 12/31/00, respectively
   Additional paid-in capital                       82,786           82,786
   Retained earnings                               (32,262)         (16,515)
                                              ------------     ------------
                                                    56,315           71,832
                                              ------------     ------------
                                              $     60,716     $     71,832
                                              ============     ============



 The accompanying Notes are an integral part of these financial statements.


/5/


                           World Wide Web, Inc.
                         Statements of Operations
                                (unaudited)
   For the Three Months and Nine Months Ending September 30, 2001 and 2000




                                Three Months Ending     Nine Months Ending
                                   September 30,           September 30,
                                -------------------     -------------------
                                  2001       2000         2001       2000
                                --------   --------     --------   --------

Revenue                         $ 16,951   $  8,917     $ 59,191   $  8,917
Cost of goods sold                15,153      6,452       56,416      6,547
                                --------   --------     --------   --------

Gross profit                       1,798      2,465        2,775      2,370
                                --------   --------     --------   --------

Expenses:
  General and administrative       5,991      5,846       19,483     16,140
  Depreciation & amortization        142          -          331          -
                                --------   --------     --------   --------
    Total expenses                 6,133      5,846       19,815     16,140
                                --------   --------     --------   --------

Other income:
  Interest income                    288        796        1,293      1,250
                                --------   --------     --------   --------
    Total other income               288        796        1,293      1,250
                                --------   --------     --------   --------

Net (loss)                      $ (4,047)  $ (2,585)    $(15,747)  $(12,520)
                                ========   ========     ========   ========

Weighted average number of
  common shares outstanding    5,790,565  5,535,565    5,663,349  4,683,719
                               =========  =========    =========  =========

Net (loss) per share            $  (0.00)  $  (0.00)    $  (0.00)  $  (0.00)
                                ========   ========     ========   ========



 The accompanying Notes are an integral part of these financial statements.


/6/


                           World Wide Web, Inc.
                         Statements of Cash Flows
                                (unaudited)
          For the Nine Months Ending September 30, 2001 and 2000


                                                     Nine Months Ending
                                                        September 30,
                                                     2001           2000
                                                  ----------     ----------
Cash flows from operating activities
Net (loss)                                        $  (15,747)    $  (12,520)
Stock issued for services                                230          8,003
Depreciation expense                                     331              -
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     (Increase) in accounts receivable                  (356)             -
     (Increase) in inventory                          (1,193)             -
     Increase in accounts payable                      4,401              -
                                                  ----------     ----------
Net cash (used) by operating activities              (12,334)        (4,517)
                                                  ----------     ----------

Cash flows from investing activities
     Purchase of fixed assets                         (2,841)             -
                                                  ----------     ----------
Net cash (used) by investing activities               (2,841)             -
                                                  ----------     ----------

Cash flows from financing activities
     Issuance of common stock                              -         68,775
                                                  ----------     ----------
Net cash provided by financing activities                  -         68,775
                                                  ----------     ----------

Net increase/(decrease) in cash                      (15,175)        64,258
Cash - beginning                                      71,832          6,000
                                                  ----------     ----------
Cash - ending                                     $   56,657     $   70,258
                                                  ==========     ==========

Supplemental disclosures:
     Interest paid                                $        -     $        -
                                                  ==========     ==========
     Income taxes paid                            $        -     $        -
                                                  ==========     ==========

Non-cash investing and financing activities:
     Common stock issued for services             $      230     $    8,003
                                                  ==========     ==========
     Number of shares issued for services            230,000        160,065
                                                  ==========     ==========



 The accompanying Notes are an integral part of these financial statements.


/7/


                      World Wide Web, Inc.
                              Notes

Note 1 - Significant accounting policies and procedures

Organization
------------
The Company was organized November 2, 1999 (Date of Inception) under the laws of the State of Nevada, as World Wide Web, Inc. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $45,234 at September 30, 2001.

Accounts Receivable
-------------------
Accounts  receivable represent amounts due for  various  products
sold.   No  allowance  has been provided on  accounts  receivable
because management believes all amounts are collectible.

Inventories
-----------
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of September
30, 2001, the Company had $1,193 in inventory.

Equipment
---------
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

                     Computer equipment  5 years

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2001.

Accounting method
-----------------
The Company reports income and expenses on the accrual method.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2001.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.


/8/


                      World Wide Web, Inc.
                              Notes

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
------------
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Fixed assets

The Company purchased computer equipment in the amount of $2,841.
The  Company recorded depreciation expense in the amount of  $331 during the period ended September 30, 2001.


/9/


                      World Wide Web, Inc.
                              Notes

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate          (34.0%)

               Valuation reserve                    34.0%
                                                    -----
               Total                                   -%
                                                    =====

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $32,262 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 4 - Stockholder's equity

The  Company is authorized to issue 20,000,000 shares  of  $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On  November 4, 1999, the Company issued 4,000,000 shares of  its
$0.001 par value common stock for cash of $6,000 to its two directors.

During June 2000, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 1,375,500 shares of its $0.001 par value common stock at a price of $0.05 per share for total cash of $68,775 (net of offering costs). In addition, the Company issued 160,065 shares of its $0.001 par value common stock for services valued at $0.05 per share for a total of $8,003.

On  November  25, 2000, the Company issued 25,000 shares  of  its
$0.001 par value common stock in exchange for services of $25 to an individual that is a shareholder and a former officer and director of the Company.

On May 31, 2001, the Company issued 230,000 shares of its $0.001 par value common stock in exchange for services of $230 to its two directors and two individuals.

There have been no other issuances of common stock and/or preferred stock.

Note 5 - Related party transactions

On  November  25, 2000, the Company issued 25,000 shares  of  its
$0.001 par value common stock in exchange for services of $25 to an individual that is a shareholder and a former officer and director of the Company.

On May 31, 2001, the Company issued 230,000 shares of its $0.001 par value common stock in exchange for services of $230 to its two directors and two individuals.


/10/


                      World Wide Web, Inc.
                              Notes

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.


/11/


      Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. We are an Internet-based company that provides access to a wide variety of products at price points lower than typically found through retail outlets. Our operating results are primarily driven by Internet related sales. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company is our website www.wwwincorp.com. A few of the products we market include:

        1.  Laptop computers;         4.  VHS Camcorders and;
        2.  Digital cameras;          5.  Wrist watches.
        3.  DVD players;

Results of Operations

  We generated $16,951 in revenues for the three-month period ended September 30, 2001 as compared to $8,917 for the three-month period ended September 30, 2000 and $59,191 in revenues for the nine-month period ended September 30, 2001 as compared to $8,917 for the nine-month period ended September 30, 2000. As confidence in our products and purchasing over the Internet continue to grow we expect to increase revenues consistently over the next 12 to 24 months.

  Costs of goods sold were $15,153 for the three-month period ended September 30, 2001 as compared to $6,452 for the three-month period ended September 30, 2000 and $56,416 for the nine-month period ended September 30, 2001 as compared to $6,547 for the nine-month period ended September 30, 2000. Our cost of goods sold has increased due to the fact that we are selling more products. The focus of management over the next year will be to improve gross profits by offering products with higher margins while lowering our purchasing costs.


/12/


  Total operating expenses for the three months ended September 30, 2001 were $6,133. This represents an increase of $287 in total operating expenses from the comparable three-month period ended September 30, 2000, when we reported total operating expenses of $5,846. Total operating expenses for the nine months ended September 30, 2001 were $19,815. This represents an increase of $3,675 in total operating expenses from the comparable nine-month period ended September 30, 2000, when we reported total operating expenses of $16,140. Total operating expenses for the period ended September 30, 2001 were entirely related to general and administrative expenses and depreciation expense.

  We incurred general and administrative expenses for the nine-month period ended September 30, 2001 totaling $19,815 compared to $16,140 for the nine-month period ended September 30, 2000. Our general and administrative expenses were primarily incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs. Our Company is currently applying for listing on the OTC-BB. Depreciation expense for the nine-month period ended September 30, 2001 was $331. There was no depreciation expense in the comparable period. This represents depreciation on the assets of the Company.

  The Internet offers an opportunity to create a compelling global marketplace. An Internet-based, centralized retailer of consumer products offers the following benefits:

  1. Allows buyers to purchase directly from their home or office, bypassing traditional retailers;
  2. Provides global access, offering the opportunity to sell products efficiently to a broader base of buyers; and
  3. Offers significant convenience, allowing purchases to be made at all hours and product inventory to be continuously updated.

Future Business

  We believe our ability to continually update our product offerings to provide those products currently in demand by the general public will help to build our customer base and create an interest for existing customers to continually revisit our web site. We intend to obtain our inventory of products through the following:

  1. Building strategic relationships with small product manufactures desirous of obtaining an avenue for the distribution of their products;
  2. Purchasing quantities of discontinued or reduced priced merchandise in bulk; and
  3. Purchasing items that are not currently in high demand, but have the potential to become desirous to consumers in the near future.

Liquidity and Capital Resources

  As at September 30, 2001, we recognized $59,191 in revenue with an operating loss of $15,747. Given our working capital of $53,805 and forecasted expenses, management believes that we will be able to fund ongoing fiscal 2002 operations with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations.

  All investor inquiries should be directed to Mr. Herb Sider, President, World Wide Web, Inc., 800 N. Rainbow Blvd., Suite 208,
Las Vegas, Nevada 89107, phone 702-948-5008, fax 702-948-5019.


/13/


                   PART II - OTHER INFORMATION


Item 6. Exhibits



  Exhibit    Name and/or Identification of Exhibit
  Number

    3        Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed November 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                 (b) By-Laws of the Company adopted November
                 4, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

   23        Consent of Independent Accountant


/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      World Wide Web, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date:  2/22/02
      -------------



By: /s/ Herb Sider
    --------------------------
    Herb Sider, President, CEO and Director


/15/