Form 10KSB
period 2001-12-31
WORLD WIDE WEB INC
filed 2002-03-25
CIK 1114302

10-KSB

                          United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]    Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from_________to __________

                 Commission File Number 0-33317

                        World Wide Web, Inc.
       (Exact Name of Registrant as Specified in its Charter)

                    Nevada                        88-0440630
     (State or other jurisdiction of           (I.R.S. employer
      incorporation or organization)       identification number)

 800 N. Rainbow Blvd., Suite 208, Las Vegas, NV        89107
    (Address of principal executive offices)        (Zip code)

 Registrant's Telephone Number, Including Area Code: (702) 948-5008

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,790,565 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of the date of this filing, the Company's Common Stock is not trading. The filing of this report is to maintain its current reporting status with the Securities and Exchange Commission.


/1/


     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1.  BUSINESS.

Overview and History

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. ("WWW" or the "Company"). We are an Internet-based company that provides access to a wide variety of products at price points lower than typically found through retail outlets. Our operating results are primarily driven by Internet related sales.

  We have no predecessors or subsidiaries and have never merged with another company. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value. As of the date of this filing, we have 5,790,565 shares of our common stock outstanding and no shares of preferred stock outstanding. The Company became fully reporting at the end of 2001 and is in the process of obtaining listing status on the OTCBB. At present our common stock is not quoted on any publically registered exchange, nor has our common stock been assigned a trading symbol. We expect to achieve listing on the OTCBB in April of 2002.

Industry Background

  The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. It is estimated that the number of Web users would grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. It is further estimated that commerce over the Internet would increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003.

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


/2/


Principal Products and Services

  Currently, we offer a wide variety of products including wrist watches, lap top computers, digital cameras and DVD players. We believe our ability to continually update our product offerings to provide those products currently in demand by the general public will help to build our customer base and create an interest for existing customers to continually revisit our web site. We obtain our inventory of products through the following:

  1. Building strategic relationships with small product manufactures desirous of obtaining an avenue for the distribution of their products;
  2. Purchasing the previous model to a newly introduced item,
  3. Purchasing quantities of discontinued or reduced priced merchandise in bulk; and
  4. Purchasing items that are not currently in high demand, but have the potential to become desirous to consumers in the near future.

New Product Offerings

  As of December 31, 2001, we have:

  1.   Developed and implemented a business plan;
  2.   Obtained E-Bay Power Seller status;
  3.   Recruited and retained a management team;
  4.   Attained capital from an equity offering; and
  5.   Created an online auction selling process model.

  We have recently begun to generate initial revenues and have developed a base of operations. A lack of growth will hinder our competitiveness and limit our profitability.

Distribution, Marketing and Customer Relations

  Our products are offered through our web site www.wwwincorp.com. Our web site, which contains a listing of products, includes information relating to each product, the cost associated with each product and a picture of each product that allows for easy exploration of current items for sale. Customers can search for specific items by browsing through the list of items and then "clicking through" to a detailed description for a particular item. Payment options include, Visa, MasterCard, money order or cashier's check.

  We may also pursue additional strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. No additional specific joint venture agreements have been signed, and no assurance can be given that any agreements will be effected, or if effected, will be successful.

  We hope to establish positive, long-term relationships with our customers. We plan to accomplish this through the use of our web site, which allows the customer the ability to directly contact our management. No single customer accounts for a material portion of our revenues.


/3/


Competition

  We compete against a variety of Internet and traditional retail merchandising businesses. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully as an Internet-based retailer, Management must significantly increase awareness of the products WWW provides. Failure to achieve this objective could cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

  We compete with other entities, which maintain similar commercial Web sites as ours. We also compete indirectly against brick and mortar retailers such as Wal-Mart Stores, Inc., Radio Shack and Best Buy. In addition, many major electronics equipment manufacturers have their own Web sites to sell directly to the public. We also compete with electronics resellers such as discount houses that may already maintain or may introduce web sites, which compete with ours.

  Management believes that the principal competitive factors in the online market are: brand recognition, speed and quality of fulfillment, variety of value-added services, ease of use, customer satisfaction, quality of product and technical expertise.

  There can be no assurance that we will be able to compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased web site traffic or loss of market share or otherwise may materially and adversely affect the Company's business, results of operations and financial condition.

Government Regulation

  A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose us to liability, and/or require substantial modification of our products and services, and thereby have a material adverse effect on our business, results of operations and financial condition.

  It is unclear how the various states will interpret the existing laws regarding our business. In the event that individual states' regulatory requirements change or additional requirements are imposed on us, Management may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of the WWW purchase process to consumers, or advertisers or require us to terminate operations in that state, either of which could have a material adverse effect on our business, results of operations and financial condition.


/4/


Proprietary Rights

  We currently do not possess trademarks, patents, or copyrights, in relation to our products and services. However, we do maintain our proprietary rights to the information contained our our web site. Policing unauthorized use of our proprietary and other intellectual property rights could entail significant expense. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects of our processes or features violates a patent they hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require us to enter into costly royalty or licensing arrangements to prevent us from using important technologies or methods, any of which could have a material adverse effect on our business, financial condition or operating results.

Employees

  At present, we have one (1) full-time employee, which is the President of the Company and one (1) part-time employee whose responsibilities include: general office management and assisting the President. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.


/5/


                          RISK FACTORS

  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Our Limited Operating History Could Have a Negative Impact on Our
Ability to Continue as a Going Concern.

  We were incorporated on November 2, 1999, with a principal business objective to provide Internet access to a wide variety of products at price points lower than typically found through retail outlets. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in competitive markets such as ours. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the products and services we provide, the acceptance of our products and services, the ability to attract and retain a suitable user base, the ability to establish a product supplier network while maintaining high quality customer service, rapid technological change and the management of growth.

  To address these risks, we must, among other things, generate increased traffic to our web site, increase our ability to meet and anticipate consumer demand for the products we offer, expand the number of product suppliers in our network and reduce the costs associated with the purchase of inventory, respond to competitive developments, increase the World Wide Web, Inc. brand name visibility, successfully introduce new products and services, continue to attract, retain and motivate qualified personnel, and upgrade and enhance our technologies to accommodate expanded product and service offerings. In view of the rapidly evolving and competitive nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; and Seasonality Could All
Negatively Impact Our Profitability and Subsequently Our Stock
Price.

  As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to attract a sizeable consumer base and secure repeat business; (ii) our ability to provide consumers with the products they desire; (iii) our ability to maintain adequate gross margins; (iv) the level of consumer acceptance of the Internet for making online purchases;
(v) our ability to upgrade and develop our systems and infrastructure; and (vi) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

  Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.


/6/


Our Competition Could Negatively Impact Our Ability to Generate
Revenues

  The products we offer are similar to those offered by our competition. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the retail electronics industry. The market for Internet-based retailers is new, and competition among commercial Web sites is expected to increase significantly in the future (see Item 1. "Competition").

E-commerce Security Risks Could Reduce On-Line Purchasing Demand and Increase Potential Liability

  A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We intend to rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and there by expose our products and services to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our products. We may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches.

  Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting retail transactions. Because our activities involve the storage and transmission of proprietary information, such as personal information, security breaches could damage our reputation and expose WWW to a risk of loss or litigation and potential liability. Security measures may not prevent security breaches and failure to prevent such security breaches may disrupt our operations.

We Face Risks Similar to Those of Other E-commerce Companies That
Could Limit the Growth of Our Business

  The possible slow adoption of Internet and Intranet solutions by consumers may harm our prospects. In order for us to be successful, the Internet must continue to be adopted by consumers as an important means of buying products and services. Because Internet usage is continuing to evolve, it is difficult to estimate with any assurance the size of this market and its growth rate, if any. To date, many businesses and consumers have been deterred from utilizing Intranets and the Internet for a number of reasons, including: security concerns; limited access to the Internet; lack of availability of cost-effective, high-speed service; inconsistent quality of service; potentially inadequate development of network infrastructure; the inability to integrate business applications on these networks; and the need to operate with multiple and frequently incompatible products. Consumers may not broadly accept the electronic procurement of the products we offer, which could limit possible growth in our revenues.

Our Dependence on Key Personnel and Our Need for Additional
Personnel Could Adversely Impact Our Ability to Continue as a
Going Concern

  Our performance is substantially dependent on the services and on the performance of our President, Herb Sider. Our performance also depends on our ability to attract, hire, retain and motivate key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.


/7/


  We have not entered into long-term employment agreements with any of our key personnel and currently have no "Key Man" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Establishment of a Brand Name May Prove Necessary to Grow Our
Business

  We believe that establishing and maintaining the goodwill associated with a brand name is a critical aspect of attracting and expanding a client base. WWW has not yet developed a strong brand name and if we fail to do so it could have a material adverse impact on our business. The importance of brand recognition will increase with competition. Promotion and enhancement of this brand name will depend largely on the success in providing high quality products and services, which cannot be assured. If customers do not find our products to be of high quality, or if WWW introduces new features, or enters into new business ventures that are not favorably received by the public, we will risk diluting the value of our brand name. If we fail to provide high quality products, or otherwise to promote and maintain a brand name, or if we incur excessive expenses in an attempt to improve services, or promote and maintain a brand name, future results of operations and financial condition could be materially and adversely affected.

Our Ability to Implement a Successful Growth Strategy and Manage
Growth Will Have a Direct Affect on Our Business, Prospects,
Financial Condition and Results of Operation

  We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources.
To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. Further, our management may be required to develop relationships with various product suppliers, Internet search engines, other web sites and other service providers necessary to our business. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations may be materially adversely affected.

Possible Future Issuances of Common Stock Will Have a Dilutive
Affect on Existing Shareholders

  The Company is authorized to issue up to 20,000,000 Shares of common stock. Presently, there are 5,790,565 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.


/8/


ITEM 2.  PROPERTIES.

  Our corporate office is located at 800 N Rainbow Blvd., Suite 208; Las Vegas, NV 89107. At this location we occupy a reception suite that measures 138 square feet at a cost of $399 per month. The lease is on an at will basis and can be terminated by us at any time. We do not have any additional facilities. Currently, we do not have any proposed programs for the renovation, improvement or development of this office space. If required, we believe there is suitable commercial office space available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

  We were not subject in the year 2001, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.


/9/


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  Our common stock, par value $0.001 per share (the "Common Stock"), is not currently trading. We are currently in the process of obtaining listing status on the over the counter bulletin board and are filing this Form 10-KSB to maintain our current filing status with the Securities and Exchange Commission.

HOLDERS

  As of December 31, 2001 there were 63 stockholders of record of our Common Stock.

DIVIDEND POLICY

  We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

  On November 4, 1999, we issued 4,000,000 shares of our common stock with a par value of $0.001 per share to two founding shareholders. The shares were issued in exchange for cash totaling $6,000. This original stock offering was made in accordance with Section 4(2) of the Securities Act of 1933, as amended.

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

  The Company currently has 5,790,565 shares of common stock issued and outstanding.


/10/


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

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

  Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. We are an Internet-based company that provides access to a wide variety of products at price points lower than typically found through retail outlets. Our operating results are primarily driven by Internet related sales. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides our Company with a worldwide marketplace for our product set. The principle commerce outlet for the Company is our website www.wwwincorp.com. A few of the products we market include:

        1.  Laptop computers;   4.  VHS Camcorders and;
        2.  Digital cameras;    5.  Wrist watches.
        3.  DVD players;

Results of Operation

  We generated $78,945 in revenues for the year ended December 31, 2001 as compared to $43,819 for the year ended December 31, 2000. As confidence in our products and purchasing over the Internet continue to grow, we expect to increase revenues consistently over the next 12 to 24 months.

  We generated $1,451 in interest income for the year ended December 31, 2001. This represents a decrease of $1,057 in interest income from the comparable period ended December 31, 2000, when we reported interest income of $2,508. The Company has been required to use a portion of its cash reserves to fund existing operations as is reflected in our cash ending position as of December 31, 2001 of $54,288 as compared to $71,832 as of December 31, 2000.


/11/


  Costs of goods sold were $70,827 for the year ended December 31, 2001 as compared to $31,054 for the year ended December 31, 2000. Our cost of goods sold has increased due to the fact that we are selling more products. The focus of management over the next year will be to improve gross profits by offering products with higher margins while lowering our purchasing costs.

  Total operating expenses for the year ended December 31, 2001 were $28,346. This represents an increase of $2,102 in total operating expenses from the comparable period ended December 31, 2000, when we reported total operating expenses of $26,244. Total operating expenses for the period ended December 31, 2001 were entirely related to general and administrative expenses and depreciation expense.

  We incurred total general and administrative expenses for the year ended December 31, 2001 totaling $27,872 compared to $26,244 for the year ended December 31, 2000. Our general and administrative expenses are related to the cost of operating our corporate office. Our Company is currently applying for listing on the OTC-BB. Depreciation expense for the year ended December 31, 2001 was $474. There was no depreciation expense in the comparable period. This represents depreciation on the assets of the Company.

Future Business

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

  We believe our ability to continually update our product offerings to provide those products currently in demand by the general public will help to build our customer base and create an interest for existing customers to continually revisit our web site. Having increased our revenues 80% in 2001, management believes that we are in a strong positon to continue growing our business by reaching an every widening customer base while minimizing the costs associated with the purchase of the products we offer. We intend to obtain our inventory of products through the following:

  1. Building strategic relationships with small product manufactures desirous of obtaining an avenue for the distribution of their products;
  2. Purchasing quantities of discontinued or reduced priced merchandise in bulk; and
  3. Purchasing items that are not currently in high demand, but have the potential to become desirous to consumers in the near future.

Liquidity and Capital Resources

Net Loss. Due to our operating expenses, we experienced a net loss of $18,777 in 2001. We anticipated incurring this loss during our initial commencement of operations until such time as we realize more substantial revenues. Given our projected revenue growth and focus on reducing cost of goods sold and general and administrative expenses, we expect to reach break-even status by the end of 2002 and profitability by early 2003.


/12/


Liquidity. At December 31, 2001, we have working capital of $50,918. Given our total operating expenses for 2001 of $28,346 and estimated capital requirements of approximately $2,500 per month, management believes that we will have enough capital to continue as a going concern for at least the next 12 to 24 months.

  Although we have generated revenues during this reporting period, our cash flow requirements have been mainly financed through the issuance of our common stock. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed to Mr. Herb Sider, President, World Wide Web, Inc., 800 N. Rainbow Blvd., Suite 208,
Las Vegas, Nevada 89107, phone 702-948-5008, fax 702-948-5019.


/13/


ITEM 7.  FINANCIAL STATEMENTS.











                        TABLE OF CONTENTS


                                                           PAGE


INDEPENDENT AUDITOR'S REPORT                                F-1

BALANCE SHEETS                                              F-2

STATEMENTS OF OPERATIONS                                    F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                F-4

STATEMENTS OF CASH FLOWS                                    F-5

NOTES TO FINANCIAL STATEMENTS                            F-6 to F-9


/14/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT


March 21, 2002

Board of Directors
World Wide Web, Inc.
Las Vegas, NV

I have audited the Balance Sheets of World Wide Web, Inc. (the "Company"), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of World Wide Web, Inc. as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/  G. Brad Beckstead

                                      F-1


/15/


                             World Wide Web, Inc.
                                Balance Sheets


                                                       December 31,
                                                  ----------------------
Assets                                               2001        2000
                                                  ----------  ----------
Current assets:
   Cash & equivalents                             $   54,288  $   71,832
   Accounts receivable                                   283           -
   Inventory                                           2,709           -
                                                  ----------  ----------
     Total current assets                             57,280      71,832

Fixed assets, net                                      2,367           -
                                                  ----------  ----------
                                                  $   59,647  $   71,832
                                                  ==========  ==========
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                               $    6,362  $        -
                                                  ----------  ----------
     Total current liabilities                         6,362           -
                                                  ----------  ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -           -
   Common stock, $0.001 par value; 20,000,000
    shares authorized, 5,790,565 and 5,560,565
    shares issued and outstanding as of 12/31/01
    and 12/31/00, respectively                         5,791       5,561
   Additional paid-in capital                         82,786      82,786
   Retained (deficit)                                (35,292)    (16,515)
                                                  ----------  ----------
                                                      53,285      71,832
                                                  ----------  ----------

                                                  $   59,647  $   71,832
                                                  ==========  ==========



The accompanying notes are an integral part of these financial statements.

                                      F-2


/16/


                             World Wide Web, Inc.
                           Statements of Operations


                                                   For the years ended
                                                       December 31,
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------

Revenue                                           $   78,945  $   43,819
Cost of goods sold                                    70,827      31,054
                                                  ----------  ----------
Gross profit (loss)                                    8,118      12,765

Expenses:
   General and administrative expenses                26,417      26,219
   General and administrative expenses -
    related party                                      1,455          25
   Depreciation expense                                  474           -
                                                  ----------  ----------
     Total expenses                                   28,346      26,244
                                                  ----------  ----------

Other income:
   Interest income                                     1,451       2,508
                                                  ----------  ----------
Net (loss)                                        $  (18,777) $  (10,971)
                                                  ==========  ==========

Weighted average number of common shares
  outstanding - basic and fully diluted            5,727,699   4,900,371
                                                  ==========  ==========

Net (loss) per share - basic and fully diluted    $       (0) $       (0)
                                                  ==========  ==========



The accompanying notes are an integral part of these financial statements.

                                      F-3


/17/


                             World Wide Web, Inc.
                 Statement of Changes in Stockholders' Equity
   For the Period November 2, 1999 (Date of Inception) to December 31, 2001

                        Common Stock     Additional               Total
                       ---------------    Paid-in    Retained  Stockholders'
                       Shares   Amount    Capital    (Deficit)    Equity
                     --------- --------  ----------  ---------  -----------
November 1999
 Founders shares
 issued for cash     4,000,000 $ 4,000   $    2,000  $       -  $     6,000

November 1999
 Donated Capital                              5,544                   5,544

Net (loss) for
 the period ended
 December 31, 1999                                      (5,544)      (5,544)
                     --------- --------  ----------  ---------  -----------
Balance,
 December 31, 1999   4,000,000    4,000       7,544     (5,544)       6,000

June 2000
 Shares issued for
 cash pursuant to
 Rule 504 offering   1,375,500    1,376      67,399                  68,775

June 2000
 Shares issued for
 services              160,065      160       7,843                   8,003

November 2000
 Shares issued for
 services               25,000       25           -                      25

Net (loss) for
 the year ended
 December 31, 2000                                     (10,971)     (10,971)
                     --------- --------  ----------  ---------  -----------
Balance,
 December 31, 2000   5,560,565    5,561      82,786    (16,515)      71,832

May 2001
 Shares issued for
 services              230,000      230           -                     230

Net (loss) for
 the year ended
 December 31, 2001                                     (18,777)     (18,777)
                     --------- --------  ----------  ---------  -----------
Balance,
 December 31, 2001   5,790,565 $  5,791  $   82,786  $ (35,292) $    53,285



The accompanying notes are an integral part of these financial statements.

                                      F-4


/18/


                             World Wide Web, Inc.
                           Statements of Cash Flows


                                                   For the years ended
                                                       December 31,
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------
Cash flows from operating activities

Net (loss)                                        $  (18,777) $  (10,971)
   Stock issued for services                             230       8,028
   Depreciation expense                                  474           -
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   (Increase) in accounts receivable                    (283)          -
   (Increase) in inventory                            (2,709)          -
   Increase in accounts payable                        6,362           -
                                                  ----------  ----------
Net cash (used) by operating activities              (14,703)     (2,943)
                                                  ----------  ----------

Cash flows from investing activities
   Purchase of fixed assets                           (2,841)          -
                                                  ----------  ----------
Net cash (used) by investing activities               (2,841)          -
                                                  ----------  ----------

Cash flows from financing activities
   Issuance of common stock                                -      68,775
                                                  ----------  ----------
Net cash provided by financing activities                  -      68,775
                                                  ----------  ----------

Net increase (decrease) in cash                      (17,544)     65,832
Cash - beginning                                      71,832       6,000
                                                  ----------  ----------
Cash - ending                                     $   54,288  $   71,832
                                                  ==========  ==========

Supplemental disclosures:
   Interest paid                                  $        -  $        -
                                                  ==========  ==========
   Income taxes paid                              $        -  $        -
                                                  ==========  ==========

Non-cash investing and financing activities:
   Common stock issued for services               $      230  $    8,028
                                                  ==========  ==========
   Number of shares issued for services              230,000     185,065
                                                  ==========  ==========



The accompanying notes are an integral part of these financial statements.

                                      F-5


/19/


                      World Wide Web, Inc.
                              Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized November 2, 1999 (Date of Inception) under the laws of the State of Nevada, as World Wide Web, Inc. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $45,393 at December 31, 2001.

Accounts receivable
Accounts  receivable represent amounts due for  various  products
sold.   No  allowance  has been provided on  accounts  receivable
because management believes all amounts are collectible.

Inventories
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of December
31, 2001, the Company had $2,709 in inventory.

Equipment
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:
                    Computer equipment  5 years

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Revenue recognition
The  Company  reports revenue as invoiced on  an  accrued  basis.
Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.



                               F-6


/20/


                      World Wide Web, Inc.
                              Notes

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.



                               F-7


/21/


                      World Wide Web, Inc.
                              Notes

Stock-BasedCompensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 2 - Fixed assets

The Company purchased computer equipment in the amount of $2,841.
The  Company recorded depreciation expense in the amount of  $474 during the year ended December 31, 2001.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate      (34.0%)

               Valuation reserve                34.0%
                                               ------

               Total                               -%
                                               ======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $35,292 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.



                               F-8


/22/


                      World Wide Web, Inc.
                              Notes

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

On May 31, 2001, the Company issued 220,000 shares of its $0.001 par value common stock in exchange for services of $220 to its two directors and to an individual who is a beneficial owner of a corporation that is a shareholder of the Company.

During  the year ended December 31, 2001, the Company  paid  $500 for rent to a corporation whose beneficial owner is a shareholder of the Company. In addition, the Company paid a shareholder of the Company $735 for consulting fees.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock and/or preferred stock.



                               F-9


/23/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.


/24/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The name, age, position and date of appointment of the Company's directors and executive officers are as follows:


   Name                   Age            Position              Appointed
 --------                -----       ----------------        -------------

 Herb Sider                48       President, Secretary,   November 2, 1999
                                   Treasurer and Director

Christopher J. Giddings    41            Director            April 10, 2001

Jerrold A. Wish            45            Director            April 10, 2001


  Herb Sider, President, Secretary, Treasurer and Director - Mr. Sider is an experienced entrepreneur, having owned and operated two large video sales and rental stores, a toll free hotline for legal assistance and an Internet retail web sites. Mr. Sider created a formula for managing auction sites and deriving profits from the sales. He has also owned and operated seven pawnshops. In addition, Mr. Sider has been in the real estate transaction and purchasing industry and has been licensed for over 15 years in Florida and Nevada. He specializes in purchasing and or restoring, beachfront hotels, single and multi-family homes and condominiums.

  Christopher J. Giddings, Director - Mr. Giddings has been a licensed Realtor since 1983. From 500+ Agents he was awarded Top Listing Agent and Top Selling Agent while employed as a Sales Trainer for Properties Plus, Inc. Additionally, he hosted and produced the TV show "The Home Hunters" an award winning local real estate show. Guests included Senator Harry Reid, Senator Bryant, the Mayor of North Las Vegas, Jim Seinstrand and Richard Lee of the Chamber of Commerce. He has performed community service through his association with the School District of Southern Nevada where he was a selected speaker and trainer for the 'Choices' program. He is an active member of the International Guild of Toastmasters and owner/operator of RollemHigh.com, an Internet based gaming site. Mr. Giddings also formerly owned and operated a pet supplies manufacturing company.

  Jerrold A. Wish, Director - In 1978, Mr. Wish graduated with honors from the University of Florida where he received a B.S.B.A. degree. In 1982 he received his J.D. from the University of Florida and became a member of the Law Review. He is admitted to practice law in Colorado and Florida and also holds the title of Certified Public Accountant. His areas of expertise include: real estate transactions, developer representation, leasing and mortgage lending. Among his key clients are: Six Flags Corporation, Mount Sinai Medical Center and Schrager Hotels. He has experience in representing both developers and lenders in all phases of law including acquisition and development of land and facilities. Mr. Wish has both professional and social ties to his community as he serves as the Florida Bar arbitrator for fee disputes, on the Florida Bar Realtor-Attorney Joint Committee and on the Board of Trustees of the Coconut Grove Playhouse.


/25/


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION.

  The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                 ANNUAL     COMPENSATION       ALL OTHER
  NAME AND PRINCIPAL             SALARY        BONUS         COMPENSATION
       POSITION         YEAR      ($)           ($)               ($)
----------------------  ----   ---------    ------------    --------------

      Herb Sider        2001    30,000 1         0                 0
President, Secretary,
Treasurer and Director

1 Mr. Sider has agreed to defer his salary until the Company generates cash flow sufficient to meet its financial obligations. His salary will not accrue.


   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

  No stock options were granted in the previous year.

   COMPENSATION OF DIRECTORS

  Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor have we entered into any negotiations or activities in this regard.

   EMPLOYMENT AGREEMENTS

  No such agreement(s) exists between any executive and the Company.


/26/


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.


                         COMMON STOCK

  Name of Beneficial Owner       Number of Shares      % of Class
----------------------------    ------------------    ------------

   Herb Sider                        4,165,000           71.93%
   621 Via Linda Court
   Las Vegas, Nevada 89117

   Christopher J. Giddings              10,000             .01%
   9545 Chianti Lane
   Las Vegas, Nevada 89117

   Jerrold A. Wish                      10,000             .01%
   1221 Brickell Ave.
   Miami, Florida 33131

   All Executive Officers       ------------------    ------------
   and Directors as a Group          4,185,000           71.95%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On November 25, 2000, the Company issued 25,000 shares of its
$0.001 par value common stock in exchange for services of $25 to an individual that is a shareholder and a former officer and director of the Company.

  On May 31, 2001, the Company issued 220,000 shares of its
$0.001 par value common stock in exchange for services of $220 to its two directors and to an individual who is a beneficial owner of a corporation that is a shareholder of the Company.

  During the year ended December 31, 2001, the Company paid $500 for rent to a corporation whose beneficial owner is a shareholder of the Company. In addition, the Company paid a shareholder of the Company $735 for consulting fees.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

  A  list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

  The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/27/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WORLD WIDE WEB, INC.


Date: March 22, 2002
      --------------


                              By: /s/ Herb Sider
                                 ---------------
                                 Herb Sider,
                                 President, Secretary and Treasurer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date: March 22, 2002
      --------------



By: /s/ Herb Sider
   ---------------
   Herb Sider,
   President, Secretary and Treasurer (Principal Executive Officer)


/28/


INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3       Articles of Incorporation & By-Laws
             (a)  Articles of Incorporation of the Company filed
                  November 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (b) By-Laws of the Company adopted November 4, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
 13       Annual or Quarterly Reports
             (a) Form 10-QSB for the nine months ended September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
 23       Consent of Experts and Counsel
             Consent of independent public accountant


/29/