Form 10QSB
period 2002-03-31
WORLD WIDE WEB INC
filed 2002-05-15
CIK 1114302

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

                         (702) 948-5008
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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


/1/


                             World Wide Web, Inc.



                              Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Independent Accountant's Review Report                                4

    Balance Sheets March 31, 2002 (unaudited) and December 31, 2001       5

    Statements of Operations For the Three Months Ending March 31, 2002   6
    (unaudited) and 2001 (unaudited)

    Statements of Cash Flows For the Three Months Ending March 31, 2002   7
    (unaudited) and 2001 (unaudited)

    Notes to Financial Statements                                         8

  Item 2. Management's Discussion and Plan of Operation                   9

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                       11

SIGNATURES                                                               12


/2/


                      World Wide Web, Inc.

                         Balance Sheets
                              as of
                   March 31, 2002 (unaudited)
                      and December 31, 2001

                               and

                    Statements of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
         March 31, 2002 (unaudited) and 2001 (unaudited)


/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
World Wide Web, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001, and statements of cash flows for the three-months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of World Wide Web, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated Match 21, 2002, I expressed an unqualified opinion on those financial statements.


/s/ Brad Beckstead, CPA


May 14, 2002


/4/


                           World Wide Web, Inc.
                              Balance Sheets


                                                 (unaudited)
                                                  March 31,    December 31,
                                                    2002           2001
                                                ------------   ------------
Assets

   Current assets:
   Cash & equivalents                           $     41,195   $     54,288
   Accounts receivable                                   281            283
   Inventory                                          12,340          2,709
                                                ------------   ------------
     Total current assets                             53,816         57,280
                                                ------------   ------------

Fixed assets, net                                      2,225          2,367
                                                ------------   ------------

                                                $     56,041   $     59,647
                                                ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                             $      8,761   $      6,362
                                                ------------   ------------
     Total current liabilities                         8,761          6,362
                                                ------------   ------------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -              -
   Common stock, $0.001 par value; 20,000,000
    shares authorized, 5,790,565 shares issued
    and outstanding as of 3/31/02 and 12/31/01         5,791          5,791
   Additional paid-in capital                         82,786         82,786
   Retained (deficit)                                (41,297)       (35,292)
                                                ------------   ------------
                                                      47,280         53,285
                                                ------------   ------------
                                                $     56,041   $     59,647
                                                ============   ============



 The accompanying Notes are an integral part of these financial statements.


/5/


                           World Wide Web, Inc.
                         Statements of Operations
                                (unaudited)


                                                      Three Months Ending
                                                           March 31,
                                                       2002         2001
                                                    ----------   ----------
Revenue                                             $   38,194   $   11,734
Cost of goods sold                                      30,225       12,452
                                                    ----------   ----------

Gross profit (loss)                                      7,969         (718)
                                                    ----------   ----------
Expenses:
  General and administrative expenses                   11,834        5,195
  General and administrative expenses - related party    2,150            -
  Depreciation                                             142           47
                                                    ----------   ----------
    Total expenses                                      14,126        5,242
                                                    ----------   ----------
Other income:
  Interest income                                          152          618
                                                    ----------   ----------
Net (loss)                                          $   (6,005)  $   (5,342)
                                                    ==========   ==========
Weighted average number of
common shares outstanding - basic and fully diluted  5,790,565    5,560,565
                                                    ==========   ==========
Net (loss) per share - basic and fully diluted      $    (0.00)  $    (0.00)
                                                    ==========   ==========



 The accompanying Notes are an integral part of these financial statements.


/6/


                           World Wide Web, Inc.
                         Statements of Cash Flows
                                (unaudited)


                                                       Three Months Ending
                                                            March 31,
                                                        2002         2001
                                                    ----------   ----------
Cash flows from operating activities
Net (loss)                                          $   (6,005)  $   (5,342)
Depreciation                                               142           47
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
    Decrease in accounts receivable                          2            -
    (Increase) in inventory                             (9,631)           -
    Increase in accounts payable                         2,399            -
                                                    ----------   ----------
Net cash (used) by operating activities                (13,093)      (5,295)
                                                    ----------   ----------

Cash flows from investing activities
    Purchase of fixed assets                                 -       (2,841)
                                                    ----------   ----------
Net cash (used) by investing activities                      -       (2,841)
                                                    ----------   ----------

Cash flows from financing activities                         -            -
                                                    ----------   ----------

Net (decrease) in cash                                 (13,093)      (8,136)
Cash - beginning                                        54,288       71,932
                                                    ----------   ----------
Cash - ending                                       $   41,195   $   63,796
                                                    ==========   ==========

Supplemental disclosures:
    Interest paid                                   $        -   $        -
                                                    ==========   ==========
    Income taxes paid                               $        -   $        -
                                                    ==========   ==========



 The accompanying Notes are an integral part of these financial statements.


/7/


                      World Wide Web, Inc.
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

The Company did not purchase any new fixed assets during the three-month period ended March 31, 2002. Depreciation expense totaled $142 for the period ended March 31, 2002.

Note 3 - Related party transactions

During the three month period ended March 31, 2002, the Company paid a shareholder $2,150 for annual corporate filing fees.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/8/


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

General

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. We are an Internet-based company that provides access to a wide variety of products at price points lower than typically found through retail outlets. Our operating results are primarily driven by Internet related sales. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company is our website www.wwwincorp.com. A few of the products we market include:

        1.  Laptop computers;       4.  VHS Camcorders and;
        2.  Digital cameras;        5.  Wrist watches.
        3.  DVD players;

Results of Operations

  We generated $38,194 in revenues for the three-month period ended March 31, 2002 as compared to $11,734 for the three-month period ended March 31, 2001. As confidence in our products and purchasing over the Internet continue to grow we expect to increase revenues consistently over the next 12 to 24 months.

  Costs of goods sold were $30,225 for the three-month period ended March 31, 2002 as compared to $12,452 for the three-month period ended March 31, 2001. Our cost of goods sold has increased due to the fact that we are selling more products. The focus of management over the next year will be to improve gross profits by offering products with higher margins while lowering our purchasing costs.

  Total operating expenses for the three months ended March 31, 2002 were $14,126. This represents an increase of $8,884 in total operating expenses from the comparable three-month period ended March 31, 2001, when we reported total operating expenses of $5,242. Total operating expenses for the period ended March


/9/


31, 2002 were entirely related to general and administrative expenses and depreciation expense.

  We incurred total general and administrative expenses for the three-month period ended March 31, 2002 totaling $13,984 compared to $5,195 for the three-month period ended March 31, 2001. Our general and administrative expenses were primarily incurred from the cost of operating our office and the salary for our part-time employee. Our Company is currently listed on the OTC-BB under the ticker symbol "WWWI". Depreciation expense for the three-month period ended March 31, 2002 was $142 compared to $47 for the three-month period ended March 31, 2001. This represents depreciation on the assets of the Company.

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

Liquidity and Capital Resources

  As at March 31, 2002, we recognized $38,194 in revenue with an operating loss of $6,005. Given our working capital of $45,055 and forecasted expenses, management believes that we will be able to fund ongoing fiscal 2002 operations with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations.

  All investor inquiries should be directed to Mr. Herb Sider, President, World Wide Web, Inc., 800 N. Rainbow Blvd., Suite 208,
Las Vegas, Nevada 89107, phone 702-948-5008, fax 702-948-5019.


/10/


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


/11/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      World Wide Web, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: 5/14/02
      -------



By: /s/ Herb Sider
    --------------
  Herb Sider, President, CEO and Director


/12/