Form 10QSB
period 2002-06-30
WORLD WIDE WEB INC
filed 2002-08-13
CIK 1114302

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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


/1/


                           World Wide Web, Inc.



                             Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                           3

    Balance Sheets June 30, 2002 (unaudited) and December 31, 2001       4

    Statements of Operations For the Three and Six Months Ending         5
    June 30, 2002 (unaudited) and 2001 (unaudited)

    Statements of Cash Flows For the Six Months Ending June 30,          6
    2002 (unaudited) and 2001 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      10

SIGNATURES                                                              11


/2/


                           World Wide Web, Inc.

                              Balance Sheets
                                   as of
                         June 30, 2002 (unaudited)
                           and December 31, 2001

                                    and

                         Statements of Operations
                    for the Three and Six Months Ending
              June 30, 2002 (unaudited) and 2001 (unaudited)

                                    and

                         Statements of Cash Flows
                         for the Six Months Ending
              June 30, 2002 (unaudited) and 2001 (unaudited)


/3/


                             World Wide Web, Inc.
                                Balance Sheets


                                                (unaudited)
                                                  June 30,     December 31,
Assets                                              2002           2001
                                                ------------   ------------
Current assets:
   Cash & equivalents                           $     29,338   $     54,288
   Accounts receivable                                 1,028            283
   Inventory                                           5,797          2,709
                                                ------------   ------------
     Total current assets                             36,163         57,280
                                                ------------   ------------

Fixed assets, net                                      2,083          2,367

                                                ------------   ------------
                                                $     38,246   $     59,647
                                                ============   ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                             $      3,252   $      6,362
                                                ------------   ------------
     Total current liabilities                         3,252          6,362
                                                ------------   ------------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -              -
   Common stock, $0.001 par value; 20,000,000
    shares authorized, 5,790,565 shares issued
    and outstanding as of 6/30/02 and 12/31/01         5,791          5,791
   Additional paid-in capital                         82,786         82,786
   Retained (deficit)                                (53,583)       (35,292)
                                                ------------   ------------
                                                      34,994         53,285
                                                ------------   ------------
                                                $     38,246   $     59,647
                                                ============   ============



 The accompanying Notes are an integral part of these financial statements.


/4/


                             World Wide Web, Inc.
                           Statements of Operations
                                  (unaudited)


                                  Three Months Ending    Six Months Ending
                                        June 30,              June 30,
                                  -------------------   -------------------
                                    2002       2001       2002       2001
                                  --------   --------   --------   --------

Revenue                           $ 41,403   $ 30,507   $ 79,597   $ 42,240
Cost of goods sold                  42,780     28,811     73,005     41,263
                                  --------   --------   --------   --------

Gross profit (loss)                 (1,377)     1,696      6,592        977


Expenses:
  General and administrative
   expenses                          9,641      8,167     21,694     13,262
  General and administrative
   expenses - related party          1,000        230      3,150        230
  Depreciation                         142        142        284        189
                                  --------   --------   --------   --------
     Total expenses                 10,783      8,539     25,128     13,681
                                  --------   --------   --------   --------

Other income:
  Interest income                       93        387        245      1,005
                                  --------   --------   --------   --------

Net (loss)                        $(12,067)  $ (6,456)  $(18,291)  $(11,699)
                                  ========   ========   ========   ========

Weighted average number of
 common shares outstanding -
 basic & fully diluted           5,790,565  5,638,917  5,790,565  5,599,957
                                 =========  =========  =========  =========

Net (loss) per share -
 basic & fully diluted            $  (0.00) $   (0.00) $   (0.00) $   (0.00)
                                  ========   ========   ========   ========



 The accompanying Notes are an integral part of these financial statements.


/5/


                             World Wide Web, Inc.
                           Statements of Cash Flows
                                  (unaudited)


                                                      Six Months Ending
                                                          June 30,
                                                      2002         2001
                                                   ----------   ----------

Cash flows from operating activities
Net (loss)                                         $  (18,291)  $  (11,699)
Shares issued for services                                  -          230
Depreciation                                              284          189
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   (Increase) in accounts receivable                     (745)      (5,354)
   (Increase) in inventory                             (3,088)     (13,731)
   Increase (decrease) in accounts payable             (3,110)      16,556
                                                   ----------   ----------
Net cash (used) by operating activities               (24,950)     (13,809)
                                                   ----------   ----------

Cash flows from investing activities
   Purchase of fixed assets                                 -       (2,841)
                                                   ----------   ----------
Net cash (used) by investing activities                     -       (2,841)
                                                   ----------   ----------

                                                   ----------   ----------
Cash flows from financing activities                        -            -
                                                   ----------   ----------

Net (decrease) in cash                                (24,950)     (16,650)
Cash - beginning                                       54,288       71,832
                                                   ----------   ----------
Cash - ending                                      $   29,338   $   55,182
                                                   ==========   ==========

Supplemental disclosures:
   Interest paid                                   $        -   $        -
                                                   ==========   ==========
   Income taxes paid                               $        -   $        -
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

Note 2 - Fixed assets

The Company did not purchase any new fixed assets during the six-month period ended June 30, 2002. Depreciation expense totaled
$284 for the period ended June 30, 2002.

Note 3 - Related party transactions

During the six month period ended June 30, 2002, the Company paid a shareholder $3,150 for annual corporate filing fees.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/7/


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

General

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. We are an Internet-based company that provides access to a wide variety of products at price points lower than typically found through retail outlets. Our operating results are primarily driven by Internet related sales. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provides the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company is our website www.wwwincorp.com. A few of the products we market include:

     1.  Laptop computers;      4.  VHS Camcorders and;
     2.  Digital cameras;       5.  Wrist watches.
     3.  DVD players;

Results of Operations

  We generated $79,597 in revenues for the six-month period ended June 30, 2002 as compared to $42,240 for the six-month period ended June 30, 2001. As confidence in our products and purchasing over the Internet continue to grow we expect to increase revenues consistently over the next 12 to 24 months.

  Costs of goods sold were $73,005 for the six-month period ended June 30, 2002 as compared to $41,263 for the six-month period ended June 30, 2001. Our cost of goods sold has increased due to the fact that we are selling more products. The focus of management over the next year will be to improve gross profits by offering products with higher margins while lowering our purchasing costs.

  Total operating expenses for the six months ended June 30, 2002 were $25,128. This represents an increase of $11,447 in total operating expenses from the comparable six-month period ended June 30, 2001, when we recorded total operating expenses of $13,681. Total operating expenses for the period ended June 30,


/8/


2002 were entirely related to general and administrative expenses and depreciation expense.

  We incurred total general and administrative expenses for the six-month period ended June 30, 2002 totaling $24,844 compared to $13,492 for the six-month period ended June 30, 2001. Our general and administrative expenses were entirely related to the cost of operating our office, the salary for our part-time employee, corporate filing fees, and shipping costs. Our Company is currently listed on the OTC-BB under the ticker symbol "WWWI". Depreciation expense for the six-month period ended June 30, 2002 was $284 compared to $189 for the six-month period ended June 30, 2001. This represents depreciation on the assets of the Company.

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

  In the next six to twelve months, management may explore the possibility of shifting the focus of the Company from selling electronic equipment to higher end items with larger margins such as automobiles and motorcycles.

Liquidity and Capital Resources

  As at June 30, 2002, we recognized $79,597 in revenue with an operating loss of $18,291. Given our working capital of $32,911 and forecasted expenses, management believes that we will be able to fund ongoing operations for at least the next twelve months with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations.

  All investor inquiries should be directed to Mr. Herb Sider, President, World Wide Web, Inc., 800 N. Rainbow Blvd., Suite 208,
Las Vegas, Nevada 89107, phone 702-948-5008, fax 702-948-5019.


/9/


                   PART II - OTHER INFORMATION


Item 6. Exhibits



  Exhibit   Name and/or Identification of Exhibit
  Number
    3       Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed November 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (b) By-Laws of the Company adopted November 4, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
   99.1     Certification under Section 906 of the Sarbanes-Oxley
            Act (18 U.S.C. SECTION 1350)


/10/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      World Wide Web, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: August 12, 2002
      ---------------



By: /s/ Herb Sider
    --------------------------
    Herb Sider, President, CEO and Director


/11/