Form 10QSB
period 2002-09-30
WORLD WIDE WEB INC
filed 2002-11-19
CIK 1114302

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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


/1/


                           World Wide Web, Inc.



                             Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                           3

    Balance Sheet September 30, 2002 (unaudited)                         4

    Statements of Operations For the Three and Nine Months Ending        5
    September 30, 2002 (unaudited) and 2001 (unaudited)

    Statements of Cash Flows For the Nine Months Ending September 30,    6
    2002 (unaudited) and 2001 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Analysis or Plan of Operation      8

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                              11


/2/


Part I - Financial Information

     Item 1 - Financial Statements









                      World Wide Web, Inc.

                          Balance Sheet
                              as of
                 September 30, 2002 (unaudited)

                               and

                    Statements of Operations
              for the Three and Nine Months Ending
       September 30, 2002 (unaudited) and 2001 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
       September 30, 2002 (unaudited) and 2001 (unaudited)


/3/


                         World Wide Web, Inc.
                             Balance Sheet


                                                          (unaudited)
                                                         September 30,
Assets                                                        2002
                                                         -------------
Current assets:
   Cash & equivalents                                    $      17,280
   Accounts receivable                                             112
   Inventory                                                     2,730
                                                         -------------
     Total current assets                                       20,122
                                                         -------------

Fixed assets, net                                                1,941

                                                         -------------
                                                         $      22,063
                                                         =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                      $         159
                                                         -------------
     Total current liabilities                                     159
                                                         -------------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000 shares               -
     authorized, no shares issued and outstanding
   Common stock, $0.001 par value; 20,000,000 shares             5,791
     authorized, 5,790,565 shares issued and outstanding
   Additional paid-in capital                                   82,786
   Retained (deficit)                                          (66,673)
                                                         -------------
                                                                21,904
                                                         -------------

                                                         $      22,063
                                                         =============



 The accompanying Notes are an integral part of these financial statements.


/4/


                             World Wide Web, Inc.
                           Statements of Operations
                                  (unaudited)


                                  Three Months Ending    Nine Months Ending
                                     September 30,          September 30,
                                  -------------------   -------------------
                                    2002       2001       2002       2001
                                  --------   --------   --------   --------

Revenue                           $  4,424   $ 16,951   $ 84,021   $ 59,191
Cost of goods sold                   3,950     15,153     76,955     56,416
                                  --------   --------   --------   --------

Gross profit (loss)                    474      1,798      7,066      2,775


Expenses:
  General and administrative
   expenses                         12,972      5,991     34,666     19,254
  General and administrative
   expenses - related party            500          -      3,650        230
  Depreciation                         142        142        426        331
                                  --------   --------   --------   --------
     Total expenses                 13,614      6,133     38,742     19,815
                                  --------   --------   --------   --------

Other income:
  Interest income                       50        288        295      1,293
                                  --------   --------   --------   --------

Net (loss)                        $(13,090)  $ (4,047)  $(31,381)  $(15,747)
                                  ========   ========   ========   ========

Weighted average number of
 common shares outstanding -
 basic & fully diluted           5,790,565  5,790,565  5,790,565  5,664,191
                                 =========  =========  =========  =========

Net (loss) per share -
 basic & fully diluted            $  (0.00) $   (0.00) $   (0.01) $   (0.00)
                                  ========   ========   ========   ========



 The accompanying Notes are an integral part of these financial statements.


/5/


                             World Wide Web, Inc.
                           Statements of Cash Flows
                                  (unaudited)


                                                      Nine Months Ending
                                                         September 30,
                                                      2002         2001
                                                   ----------   ----------

Cash flows from operating activities
Net (loss)                                         $  (31,381)  $  (15,747)
Shares issued for services                                  -          230
Depreciation                                              426          331
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   Decrease (increase) in accounts receivable             171         (356)
   (Increase) in inventory                                (21)      (1,193)
   Increase (decrease) in accounts payable             (6,203)       4,401
                                                   ----------   ----------
Net cash (used) by operating activities               (37,008)     (12,334)
                                                   ----------   ----------

Cash flows from investing activities
   Purchase of fixed assets                                 -       (2,841)
                                                   ----------   ----------
Net cash (used) by investing activities                     -       (2,841)
                                                   ----------   ----------

Cash flows from financing activities                        -            -
                                                   ----------   ----------

Net (decrease) in cash                                (37,008)     (15,175)
Cash - beginning                                       54,288       71,832
                                                   ----------   ----------
Cash - ending                                      $   17,280   $   56,657
                                                   ==========   ==========

Supplemental disclosures:
   Interest paid                                   $        -   $        -
                                                   ==========   ==========
   Income taxes paid                               $        -   $        -
                                                   ==========   ==========

Non-cash investing and financing activities:
   Common stock issued for services                $        -   $      230
                                                   ==========   ==========
   Number of shares issued for services                     -      230,000
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

Note 2 - Fixed assets

The Company did not purchase any new fixed assets during the nine-
month  period  ended  September 30, 2002.   Depreciation  expense
totaled $426 for the period ended September 30, 2002.

Note 3 - Related party transactions

During the nine month period ended September 30, 2002, the Company paid a shareholder $3,650 for annual corporate filing fees.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


/7/


     Item 2. Management's Discussion and Analysis or Plan of Operation

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

General

  We were formed as a Nevada Corporation on November 2, 1999 under the name World Wide Web, Inc. Our operating results in the past have been driven primarily by Internet related sales. The emergence of the World Wide Web as a viable marketplace for goods and services of all kinds provided the Company with a worldwide marketplace for its product set. The principle commerce outlet for the Company has been our Web site www.wwwincorp.com. A few of the products we market include:

     1.  Laptop computers;    4.  Remote Control Mini-Cars; and
     2.  Cameras;             5.  Clothing.
     3.  Digital Cameras;

Results of Operations

  We generated $84,021 in revenues for the nine-month period ended September 30, 2002 as compared to $59,191 for the nine-month period ended September 30, 2001. We generated $4,424 in revenues for the three-month period ended September 30, 2002 as compared to $16,951 for the three-month period ended September 30, 2001. After exploring alternative business models over the past six to twelve months, management has decided to shift the focus of the Company from Ecommerce to real estate. We plan to implement this new business model in the fourth quarter and have commenced the liquidation of our existing inventory. Once we have liquidated our inventory, management will consider the redeployment of our Web site to focus on our real estate business.


/8/


  Costs of goods sold were $76,955 for the nine-month period ended September 30, 2002 as compared to $56,416 for the nine-month period ended September 30, 2001. Costs of goods sold were $3,950 for the three-month period ended September 30, 2002 as compared to $15,153 for the three-month period ended September 30, 2001. Our cost of goods sold has decreased over the past three month period due to the fact that we sold fewer items in this period. This is a result of our planned conversion to a real estate based business model.

  Total operating expenses for the nine months ended September 30, 2002 were $38,742. This represents an increase of $18,927 in total operating expenses from the comparable nine-month period ended September 30, 2001, when we recorded total operating expenses of $19,815. Total operating expenses for the period ended September 30, 2002 were entirely related to general and administrative expenses and depreciation expense.

  We incurred total general and administrative expenses for the nine-month period ended September 30, 2002 totaling $38,316 compared to $19,484 for the nine-month period ended September 30, 2001. Our general and administrative expenses were entirely related to the cost of operating our office, the salary for our part-time employee, corporate filing fees, and shipping costs. Our Company is currently listed on the OTC-BB under the ticker symbol "WWWI". Depreciation expense for the nine-month period ended September 30, 2002 was $426 compared to $331 for the nine-month period ended September 30, 2001. This represents depreciation on the assets of the Company.

Future Business

  We believe our new business model will allow World Wide Web to generate greater revenues, increase our gross profit margins and provide an opportunity for more substantial growth prospects. We intend to obtain our real estate assets through foreclosure sales, business contacts and with the assistance of local Las Vegas realtors. We plan to make real estate related loans via Trust Deeds and to build single-family homes. In the next three to twelve months, management plans to use its experience in the real estate industry to pursue the above stated activities.

Liquidity and Capital Resources

  As at September 30, 2002, we recognized $84,021 in revenue with an operating loss of $31,381. Given our working capital of $19,963 and forecasted expenses, management believes that we will be able to fund ongoing operations for at least the next twelve months with cash on hand, however, we will need to begin to generate increasing revenues or raise additional capital to fund our operations to provide for our working capital needs within the next 12 to 24 months. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations.

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

                      World Wide Web, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: November 18, 2002
      -----------------



By: /s/ Herb Sider
    -------------------------------------------
    Herb Sider, President/CEO and Treasurer/CFO


/11/