Form 10KSB
period 2002-12-31
WORLD WIDE WEB INC
filed 2003-04-16
CIK 1114302

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _______________________ to
  _____________

  Commission file number ________________________________

                      World Wide Web, Inc.
                -------------------------------
         (Name of small business issuer in its charter)

           Nevada                            88-0440630
       --------------                      --------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

1615 South Maryland Parkway,
      Las Vegas, Nevada                        89104
----------------------------                  -------
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: (702)-383-7008

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class          Name of each exchange on which registered

  ------------------------     ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 20,000,000 shares authorized
*    5,790,565 shares issued and outstanding as of December 31, 2002
*    6,095,565 shares issued and outstanding as of March 31, 2003

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $802,030 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $289,585 as of March 31, 2003.




-PAGE-







                         TABLE OF CONTENTS

                                                                         PAGE
PART I                                                                      2

 Item 1. Description of Business.                                           2

 Item 2. Description of Property.                                           4

 Item 3. Legal Proceedings.                                                 4

 Item 4. Submission of Matters to a Vote of Security Holders.               4

PART II                                                                     5

 Item 5. Market for Common Equity and Related Stockholder Matters.          5

 Item 6. Management's Analysis of Financial Condition and Plan of
 Operation.                                                                 6

 Item 7. Financial Statements.                                              8

PART III                                                                   20

 Item 9. Directors, Executive Officers, Promoters and Control Persons.     20

 Item 10. Executive Compensation.                                          21

 Item 11. Security Ownership of Certain Beneficial Owners and Management.  21

 Item 12. Certain Relationships and Related Transactions.                  22

 Item 13. Exhibits and Reports on Form 8-K.                                22

 Item 14. Controls and Procedures.                                         23

SIGNATURES                                                                 24










PAGE-1-




                             PART I

Item 1.   Description of Business

A.   Business Development and Summary

World Wide Web, Inc., hereinafter referred to as the "Company" or "WWW," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on November 2, 1999 (NV# C27227-1999). The Articles of Incorporation of the Company authorized the issuance of twenty million (20,000,000)
shares of $0.001 par value Common Stock and five million (5,000,000) shares of Preferred Stock. As of March 31, 2003, the Company has issued approximately 6,095,565 shares of Common Stock to approximately sixty-eight (68) active shareholders of record.

WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet related sales. During the fourth quarter of 2002, the Company changed its primary business focus and now purchases for resale distressed real estate properties in the Las Vegas, Nevada market and surrounding communities.

WWW current operations are primarily focused on income generation and revenue enhancing business development activities. In the two fiscal years of operation through December 31, 2002, the Company generated revenues of $880,975 and has incurred a net loss of $(13,333).

The Company's executive offices are located at 1615 South Maryland Parkway, Las Vegas, California 89104, phone: (702)-383-7008. The Company's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

The Company has a primary business focus and now purchases for resale distressed real estate properties in the Las Vegas, Nevada market and surrounding communities.

(2)  Distribution Methods of the Products or Services

The Company currently purchases distressed properties for resale through a well developed real estate broker database, through referral and word of mouth, and through bankruptcy auctions.

(3)  Status of Any Announced New Product or Service

As stated previously, WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet related sales. During the fourth quarter of 2002, the Company changed its primary business focus and now purchases for resale distressed real estate properties in the Las Vegas, Nevada market and surrounding communities.

(4)   Competitive Business Conditions and the Issuer's Competitive
      Position

The industry in which the Company plans to compete is highly fragmented. The Company believes there are many small, local competitors who are both better funded and operate more efficiently.

(5)  Raw Materials and Suppliers

Not applicable.




PAGE-2-




(6)  Customers

The Company does not foresee that its business in the future will depend on one or a few major customers.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company currently does not have any patents, trademarks, franchises, concessions, royalty agreements, or labor contracts.

(8) Government Approval of Principal Products or Services

There is no significant federal governmental regulation that would impact the Company's day-to-day operations.

(9) Effects of Existing or Probable Governmental Regulations

None.

(10) Research and Development Activities

As of the date of this report, the Company has not incurred any research and development expenses and does not plan to incur any additional research or development expenses over the next twelve months.

(11) Impact of Environmental Laws

None.

(12) Employees

Excluding officers, WWW presently has no employees. WWW anticipates relying completely on the efforts of its officers and directors in the near short term. The Company currently has only one (1) employee. This employee is also the sole officer and director of the Company, Herb Sider

C.   Reports to Security Holders

(1)  Annual Reports

WWW will furnish its shareholders with annual financial reports certified by WWW's independent accountants.

(2)  Periodic Reports with the SEC

WWW is a reporting issuer with the Securities and Exchange Commission. WWW will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as required to maintain the fully reporting status.

(3)  Availability of Filings

The public may read and copy any materials WWW files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-
SEC-0330.   Additionally,  the  SEC  maintains  an  Internet  site
(http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.




PAGE-3-




Item 2. Description of Property.

The Company's principal offices are located at 1615 South Maryland
Parkway,  Las Vegas, Nevada 89104, telephone: (702)-383-7008.   An
officer provides office space and services without charge.

Item 3. Legal Proceedings.

WWW is not a party to any pending legal proceeding. The Company's property is not the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.
























PAGE-4-




                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently traded on the OTCBBr under the ticker symbol "WWWI." The following table sets forth the quarterly high and low prices for the Company's common stock on the OTCBBr for fiscal year 2002:

     QUARTER ENDED              HIGH         LOW

     March 29, 2002              NA            NA

     June 28, 2002             $0.25         $0.15

     September 30, 2002        $0.15         $0.03

     December 31, 2002         $0.50         $0.20

OTCBBr quotations of WWWI's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not necessarily represent actual transaction.

Outstanding Options, Conversions, and Planned Issuance  of  Common
Stock

As of the date of this report, there are no warrants or options outstanding to acquire any additional shares of common stock.

Security Holders

WWW currently has approximately 6,095,565 shares of Common Stock issued and outstanding held by approximately sixty-eight (68) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 4,565,000 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted
securities.   To date, no shares have been sold pursuant  to  Rule
144 of the Securities Act of 1933. Of the shares owned by affiliates, 2,400,000 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-
(3). In general, under Rule 144 as currently in effect, any of WWW's affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by
limitations   on   manner  of  sale,  notice   requirements,   and
availability  of  current  public  information  about  WWW.   Non-
affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been
affiliates  for  the three months preceding such  sale.   Further,
Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the
purchaser   is  an  institution  that  owns  and  invests   on   a
discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows WWW's existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A
to   non-affiliates  do  not  lose  their  status  as   restricted
securities. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.



PAGE-5-




Dividends

As of the date of this report, WWW has not declared nor paid any dividends on its Common Stock. As of the date of this report, WWW does not have a formal dividend policy.

Transfer Agent and Registrar

The Transfer Agent for the shares of common voting stock of WWW is Shelley Godfrey, Pacific Stock Transfer Company, 500 East Warm Springs, Las Vegas, Nevada 89119, (702) 361-3033.

Recent Sales of Unregistered Securities.

The Company was incorporated in Nevada on November 2, 1999. The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During November 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock (for cash in the amount of $6,000) to Herb Sider (current sole officer and director of the Company) and Hans Bothman (former officer and current director of the Company).


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

On December 11, 2002, the Company issued a total of 30,000 shares of its $0.001 par value common stock in exchange for services of $4,500 to Go Public First, Inc., a Nevada corporation, and Ran Tadmore, a non-affiliated individual.

Item  6. Management's Analysis of Financial Condition and Plan  of
Operation.

A.   Management's Analysis of Financial Condition

In the last two (2) fiscal years of operation through December 31, 2002, WWW generated revenues of $802,700 and incurred a cumulative net loss of $13,333. WWW's loss resulted primarily from general and administrative expenses.




PAGE-6-




WWW financed its operations during the period from January 1, 2001 to December 31, 2002 primarily by issuing capital stock in exchange for services and an increase in mortgage payables.

During calendar year 2002, the Company issued 30,000 shares of the common stock of the Company for services in the amount of $4,500. There have been no other issuances of common and/or preferred stock. As of the date of this report, the Company had 6,095,565 shares of Common Stock issued and outstanding held by approximately sixty-eight (68) shareholders of record. As of the date of this report

As of December 31, 2002, WWW had $186,456 in assets, $2,886 in current liabilities, and a working capital of $181,570. The current assets consisted of $43,615 in cash, $133,341 in inventory, and $7,500 in prepaid expenses.

B.   Plan of Operation

WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet related sales. During the fourth quarter of 2002, the Company changed its primary business focus and now purchases for resale distressed real estate properties in the Las Vegas, Nevada market and surrounding communities.

WWW may pursue strategic alliances with partners who have established operations. WWW believes that these joint venture relationships, if successful, will allow WWW to gain insight, expertise and penetration in markets where joint venture partners already operate, and may increase WWW's revenue and income growth. No specific joint venture agreements have been signed, and no assurance can be given any agreements will be effected, or if effected, will be successful.

WWW believes it has sufficient resources to support its operations for the next twelve to eighteen months. However, without realizing revenues, WWW will eventually face financial difficulties and may need to raise additional capital. It is the intent of WWW, in the next twelve months, to generate revenues sufficient to operate and grow as a going concern.























PAGE-7-




Item 7. Financial Statements.





                       World Wide Web, Inc.

                           Balance Sheet
                               as of
                    December 31, 2002 and 2001

                                and

                     Statement of Operations,
               Changes in Stockholders' Equity, and
                            Cash Flows
                        for the year ended
                    December 31, 2002 and 2001






















PAGE-8-








                         TABLE OF CONTENTS


                                                     PAGE


Independent Auditors' Report                          1

Balance Sheet                                         2

Statements of Operations                              3

Statements of Changes in Stockholders' Equity         4

Statements of Cash Flows                              5

Footnotes                                             6-10

































PAGE-9-




Beckstead and Watts, LLP
Certified Public Accountants
                                           3340 Wynn Road, Suite B
                                               Las Vegas, NV 89102
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
World Wide Web, Inc.

We have audited the Balance Sheet of World Wide Web, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period December 10, 1998 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have audited the Balance Sheets of World Wide Web, Inc. (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of World Wide Web, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated March 21, 2002, expressed an unqualified opinion on the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Web, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Beckstead and Watts LLP
---------------------------

April 15, 2003




PAGE-10-                       F-1




                       World Wide Web, Inc.
                          Balance Sheets

                                       December 31,
                                   ---------------------
                                     2002        2001
Assets                             ---------------------

Current assets:
Cash & equivalents                 $  43,615   $ 54,288
Accounts receivable                        -        283
Inventory                            133,341      2,709
Prepaid expenses                       7,500          -
                                   ---------------------
Total current assets                 184,456     57,280

Fixed assets, net                          -      2,367

Investments                            2,000          -
                                   ---------------------
                                   $ 186,456   $ 59,647
                                   =====================
Liabilities and Stockholders'
Equity (Deficit)

Current liabilities:
Accounts payable                   $   2,386   $  6,362
      Notes payable                      500          -
                                   ---------------------
Total current liabilities              2,886      6,362
                                   ---------------------
Mortgage Payable                     120,341          -
                                   ---------------------
                                     123,227      6,362
                                   ---------------------
Stockholders' equity (deficit):
Preferred stock, $0.001 par value,         -          -
5,000,000 shares authorized, none
issued and outstanding as of
12/31/02 and 12/31/01, respectively

Common stock, $0.001 par value,        5,821      5,791
20,000,000 shares authorized,
5,820,565 and 5,560,565 shares
issued and outstanding as of
12/31/02 and 12/31/01,
respectively

Additional paid-in capital            87,256     82,786
Earnings (deficit) accumulated       (29,848)   (35,292)
during development stage           ---------------------
                                      63,229     53,285
                                   ---------------------
                                   $ 186,456  $  59,647
                                   =====================


  The accompanying notes are an integral part of these financial statements.







PAGE-11-                       F-2





                       World Wide Web, Inc.
                     Statements of Operations

                                          For the years ended
                                             December 31,
                                          2002           2001

Revenue
  Product sales                          $       -    $    78,945
  Rental income                              2,530              -
  Real estate sales                        799,500              -
                                         --------------------------
         Total revenue                     802,030              -

Cost of goods sold                         752,146         70,827
                                         --------------------------
Gross Profit (loss)                         49,884          8,118
                                         --------------------------
Expenses:
  General & administrative expenses         37,143         26,417
  General & administrative expenses -        3,650          1,455
  related party
  Depreciation expense                         568            474
                                         --------------------------
         Total expenses                     41,361         28,346
                                         --------------------------
Other income:
  Interest income                              342          1,451
  (Loss) on the sale of fixed               (1,299)             -
   assets
  (Loss) on discontinued                    (2,122)             -
   operations                            --------------------------
                                            (3,079)         1,451

Net income (loss)                        $   5,444    $   (18,777)
                                         ==========================

Weighted average number of common        5,792,291      5,695,414
shares outstanding - basic and fully     ==========================
diluted

Net (loss) per share - basic and         $   (0.00)   $     (0.00)
fully diluted                            ==========================







  The accompanying notes are an integral part of these financial statements.








PAGE-12-                       F-3







                       World Wide Web, Inc.
           Statements of Changes in Stockholders' Equity

                     Common Stock     Additional    Earnings      Total
                   -----------------  Paid-in      (Deficit)     Stockholders'
                                      Capital      Accumulated   Equity
                                                     During
                                                   Development
                                                     Stage
                    Shares    Amount
                  ------------------------------------------------------------
November 1999
   Founder        4,000,000  $ 4,000   $2,000       $    -        $ 6,000
shares issued
for cash

December 1999
   Donated                              5,554                       5,544
capital

Net (loss) for
the period ended
   December 31,                                        (5,544)     (5,544)
1999              ------------------------------------------------------------

Balance,          4,000,000    4,000    7,544          (5,544)      6,000
December 31,
1999

June 2000
   Shares issued
for cash
   Pursuant to    1,375,500    1,376   67,399                      68,775
Rule 504
offering

June 2000
   Shares issued    160,065      160    7,843                       8,003
for services

November 2000
   Shares issued     25,000       25        -                          25
for services

Net (loss) for
the year ended
   December 31,                                       (10,971)    (10,971)
2000              ------------------------------------------------------------

Balance,          5,560,565    5,561   82,786         (16,515)     71,832
December 31,
2000

May 2001
   Shares issued    230,000      230        -                         230
for services

Net (loss) for
the year ended
    December 31,                                      (18,777)    (18,777)
2001

Balance,          5,790,565    5,791   82,786         (35,292)     53,285
December 31,
2001

December 2002
    Shares           30,000       30    4,470                       4,500
issued for
services

Net (loss) for
the year ended
     December                                           5,444       5,444
31, 2002          ------------------------------------------------------------

Balance,          5,820,565  $ 5,821  $87,256        $(29,848)  $  63,229
December 31,      ============================================================
2002



  The accompanying notes are an integral part of these financial statements.



PAGE-13-                       F-4





                       World Wide Web, Inc.
                     Statements of Cash Flows

                                              For the years
                                             ended December 31,
                                         ------------------------
                                             2002        2001
Cash flows from operating activities     ------------------------
Net (loss)                               $   5,444   $ (18,777)
  Shares issued for services                 4,500         230
  Depreciation expense                         568         474
  (Loss) on the sale of fixed                1,299           -
  assets
  Proceed received from the sale of            500           -
  fixed assets
Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities:
  (Increase) decrease in accounts              283        (283)
  receivable
  (Increase) in inventory                 (130,632)     (2,709)
  (Increase) in prepaid expenses            (7,500)          -
  Increase (decrease) in accounts           (3,976)      6,362)
  payable                                ------------------------
Net cash (used) by operating              (129,514)    (14,703)
activities                               ------------------------

Cash flows from investing
activities
  Purchase of fixed assets                       -      (2,841)
  Increase in investments                   (2,000)          -
                                         ------------------------
Net cash provided (used) by                 (2,000)     (2,841)
investing activities                     ------------------------

Cash flows from financing
activities
  Issuance of common stock                       -           -
  Issuance of note payable                     500
  Issuances in mortgage payable            120,431
                                         ------------------------
Net cash provided by financing             120,841
activities                               ------------------------

Net increase in cash                       (10,673)    (17,544)
  Cash - beginning                          54,288      71,832
                                         ------------------------
  Cash - ending                          $  43,615   $  54,288
                                         ========================
Supplemental disclosures:
  Interest paid                          $       -   $       -
                                         ========================
  Income taxes paid                      $       -   $       -
                                         ========================
Non-cash investing and financing
activities:
  Stock issued for services              $  30,000   $     230
  provided                               ========================
  Number of shares issued                    4,500     230,000
  for services                           ========================



  The accompanying notes are an integral part of these financial statements.




PAGE-14-                       F-5




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

In 2002, the Company has changed its business plan from product sales over the Internet to real estate sales and rental income. This caused a loss from discontinued operations of $2,122.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $47,547 and $45,393 at December 31, 2002 and 2001.

Accounts receivable
Accounts receivable represent amounts due for various products sold. No allowance has been provided on accounts receivable because management believes all amounts are collectible. As of December 31, 2002, there is no accounts receivable.

Inventories
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of December 31, 2002, the Company had one property valued at $133,341. As of December 31, 2001, the Company had $2,709 in inventory which included miscellaneous products.

Equipment
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:
                    Computer equipment  5 years

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 or 2001.

Revenue recognition
The Company recognizes revenue from the sale of real estate with the full accrual method. If the customer or buyer has inadequate initial investment (i.e. cash payment in excess of 25%) in accordance with Statement of Financial Accounting Standards (SFAS #66) "Accounting for Sales of Real Estate" in the period that the sale occurs, the Company records deferred revenue. Once the Company received an adequate initial investment and receives 25% or more of the purchase price from the customer they record the appropriate revenue and cost of sales. The Company recognizes interest income as earned.

The Company reports rental income over the lease term as it becomes receivable according to the provisions of the lease. However, if the rentals vary from a straight-line basis, the income shall be recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which use benefit from the leased property is diminished, in which case that basis shall be used.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2002 or 2001.




PAGE-15-                       F-6




                       World Wide Web, Inc.
                               Notes
Earnings (loss) per share
Net earnings (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings (Loss) Per Share". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002 or 2001.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 or 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.




PAGE-16-                       F-7




                       World Wide Web, Inc.
                               Notes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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




PAGE-17-                       F-8




                       World Wide Web, Inc.
                               Notes
Note 4 - Prepaid expenses

On August 20, 2002, the Company paid $7,500 to NevWest Securities Corporation (NevWest), an investment banking firm, for consulting services. The services are related to corporate filing and regulatory services of which no services have been provided as of December 31, 2002 and the Company has prepaid expenses of $7,500.

Note 5 - Fixed assets

In November 2002, the Company sold its sole fixed asset, a computer to Ran Tadmore, a shareholder of the Company. The Company received $500 for computer equipment with a historical cost of $2,341 and accumulated depreciation of $1,042. During the year ended December 31, 2002, the Company recorded depreciation expense of $568 and a loss on the sale of fixed assets totaling $1,299.

Note 6 - Investments

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

Note 7 - Notes payable

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

Note 8 - Mortgage payable

In December 2002, the Company assumed the mortgage payable as related to the purchase of a real estate property. This mortgage payable bears interest of 7.75% and the balance as of December 31, 2002, there is a balance due of $120,341.

Note 9 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On November 4, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock for cash of $6,000 to its two directors.

On November 4, 1999, the Company had donated capital of $5,544 from its two directors.

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

On December 11, 2002, the Company issued a total of 30,000 shares of its $0.001 par value common stock in exchange for services of $4,500 to GPF and Ran Tadmore.




PAGE-18-                       F-9




                       World Wide Web, Inc.
                               Notes

There have been no other issuances of common stock and/or preferred stock.

Note 10 - Warrants and options

As of December 31, 2002 and 2001, there are no warrants or options outstanding to acquire any additional shares of common stock and/or preferred stock.

Note 11 - Related party transaction

On November 4, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock for cash of $6,000 to its two directors.

On November 4, 1999, the Company had donated capital of $5,544 from its two directors.

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

In November 2002, the Company sold its sole fixed asset, a computer to Ran Tadmore, a shareholder of the Company.

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On December 11, 2002, the Company issued a total of 30,000 shares of its $0.001 par value common stock in exchange for services of $4,500 to GPF and Ran Tadmore.

During the year ended December 31, 2002, the Company paid a shareholder $3,650 for annual corporate filing fees.

Note 12 - Subsequent events

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $60,000 per year. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. In the event, the Company cannot pay back the entire balance of principal plus accrued interest within ninety days, then the interest rate shall increase to 17% per annum.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF for services valued at $3,000.




PAGE-19-                       F-10




                             PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and  Control
      Persons

A.   Directors, Executive Officers and Significant Employees

The names, ages, and positions of WWW's directors, executive officers, and significant employees are as follows:


     NAME         AGE          POSITION          DIRECTOR SINCE
--------------   -----   ---------------------  ----------------
Herb Sider        49     President, Treasurer,   November 1999
                         Secretary, and
                         Director

Herb Sider, President, Treasurer, Secretary, and Director: Mr. Sider has been a director since the inception of the Corporation. Mr. Sider is the president and CEO of the Corporation since the inception of the Corporation. Mr. Sider is a prominent coast-to-coast real estate investor for the past fifteen years most recently specializing in distressed properties in the Las Vegas, Nevada area.

B.   Family Relationships

None.

C.    Involvement on Certain Material Legal Proceedings During the
Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.




PAGE-20-




Item 10. Executive Compensation.

Summary Compensation Table

     NAME             POSITION              COMPENSATION
------------      --------------------    ----------------------
Herb Sider        President, Treasurer,     $60,000 Annual
                  Secretary, and
                  Director

As of the date of this Registration Statement, no salary has been paid to the Company's officers and directors. However, during January 2003, Mr. Sider executed an employment contract with WWW for an annual salary of $60,000 USD annually. This salary has yet to be paid and is accruing at a rate of $5,000 USD per month.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.

Employment Contracts

During January 2003, Mr. Sider executed an employment contract with WWW for an annual salary of $60,000 USD annually. This salary has yet to be paid and is accruing at a rate of $5,000 USD per month.

Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of the Common Stock of WWW by (i) each director, (ii) each executive officer, (iii) the directors and officers of WWW as a group, (iv) and each person known by WWW to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class    Name of Beneficial Owner (1)   Number of Shares   % of Class
------------------------------------------------------------------------------
Common Stock        Herb Sider, President,          4,165,000         68.33%
                    Treasurer, Secretary, and
                    Director (1)
------------------------------------------------------------------------------
Common Stock        Officers and Directors, as      4,165,000         68.33%
                    a group
------------------------------------------------------------------------------
Common Stock        Mike Zuliani (2)                  400,000          6.56%


Footnotes:

(1). The address for Herb Sider is 1615 South Maryland Parkway, Las Vegas, Nevada 89104.
(2). Mike Zuliani is the owner of Anchor Mortgage, which owns 200,000 shares of the Common Stock of the Corporation. Therefore, Mr. Zuliani is the beneficial owner of these shares held by Anchor Mortgage.

Change in Control

No  arrangements exist that may result in a change of  control  of WWW.




PAGE-21-




Item 12. Certain Relationships and Related Transactions.

On November 4, 1999, the Company issued 4,000,000 shares of its $0.001 par value common stock for cash of $6,000 to Herb Sider, an officer and director, and Hans Bothman, a former officer and director of the Company.

On November 4, 1999, the Company had donated capital of $5,544 from Herb Sider, an officer and director, and Hans Bothman, a former officer and director of the Company.

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

In November 2002, the Company sold its sole fixed asset, a computer to Ran Tadmore, a shareholder of the Company.

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On December 11, 2002, the Company issued a total of 30,000 shares of its $0.001 par value common stock in exchange for services of $4,500 to GPF and Ran Tadmore.

During the year ended December 31, 2002, the Company paid a shareholder $3,650 for annual corporate filing fees.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
Number

   3.       Articles of Incorporation & By-Laws
            (i)  Articles of Incorporation of the Company filed
                December 10, 1998 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.
            (ii) By-Laws of the Company adopted December 11, 1998,
                incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.


  99.       Additional Exhibits
            Certification Pursuant to Title 18, United States Code,
            Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.



PAGE-22-




(b) Reports on Form 8-K

WWW filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.























PAGE-23-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      World Wide Web, Inc.
                   -----------------------------
                          (Registrant)

                  By: /s/ Herb Sider, President
                      -------------------------
                         April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
--------------------  --------------------     --------------

   /s/ Herb Sider     President, Principal     April 15, 2003
   --------------      Executive Officer,
                            Director
     Herb Sider


   /s/ Herb Sider     Principal Financial      April 15, 2003
   --------------           Officer
     Herb Sider

   /s/ Herb Sider     Principal Accounting     April 15, 2003
   --------------           Officer
     Herb Sider






















PAGE-24-





     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Herb Sider, President and Principal Executive Officer of World
Wide Web, Inc., certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.    I  have reviewed this annual report on Form 10-KSB of  World
    Wide Web, Inc.;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.     The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 15, 2003

By:  /s/ Herb Sider
    -----------------
Herb Sider, President and Principal Executive Officer




PAGE-25-




     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Herb Sider, Principal Financial Officer of Word Wide Web, Inc., certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.    I  have reviewed this annual report on Form 10-KSB of  World
    Wide Web, Inc.;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5.    The  registrant's  other  certifying  officer  and  I   are
    responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 15, 2003

By:  /s/ Herb Sider
    -----------------
Herb Sider, Principal Financial Officer




PAGE-26-