Form 10QSB
period 2003-03-31
WORLD WIDE WEB INC
filed 2003-05-20
CIK 1114302

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT
                      OF 1934

For the quarterly period ended: March 31, 2003
Or
[ ]                   TRANSITION REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT
                      OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33317


                      World Wide Web, Inc.
                  ----------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0440630
       ----------------                 ------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  1615 South Maryland Parkway
         Las Vegas, NV                         89104
 -----------------------------               ---------
(Address of principal executive             (Zip Code)
           offices)

                         (702) 383-7008
                      ---------------------
      (Registrant's telephone number, including area code)

                  800 North Rainbow, Suite 208
                     Las Vegas, Nevada 89107
                ---------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             6,095,565



                              -COVER-





                       WORLD WIDE WEB, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                  Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                      2

    Balance Sheet                                                   3
    Statements of Operations                                        4
    Statements of Cash Flows                                        5
    Notes                                                           6

  Item 2. Management's Discussion and Plan of Operation             9

  Item 3. Controls and Procedures                                  10

PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                    10

  Item 6. Exhibits                                                 11

SIGNATURES                                                         11

CERTIFICATION                                                      12

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 16, 2003.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                       World Wide Web, Inc.
                           Balance Sheet
                            (unaudited)

                                                                  March 31,
                                                                     2003
Assets                                                         ---------------

Current assets:
  Cash and equivalents                                             $271,117
  Inventory                                                         379,808
  Prepaid expense                                                     7,500
                                                               ---------------
    Total current assets                                            658,425
                                                               ---------------
Investments                                                           2,000
                                                               ---------------
                                                                   $660,425
                                                               ===============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                     $624
  Payroll tax payable                                                 2,485
  Notes payable - related party                                     500,500
  Accrued interest payable - related party                           13,548
                                                               ---------------
    Total current liabilities                                       517,157
                                                               ---------------
Long-term liabilities
  Mortgage payable                                                  119,936
                                                               ---------------
                                                                    637,093
                                                               ---------------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          -
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 6,095,565 shares issued and outstanding               6,096
  Additional paid-in capital                                        140,981
  Subscriptions payable                                              12,500
  Retained (deficit)                                               (136,245)
                                                               ---------------
                                                                     23,332
                                                               ---------------
                                                                   $660,425
                                                               ===============



  The accompanying notes are an integral part of these financial statements.

                       World Wide Web, Inc.
                     Statements of Operations
                            (unaudited)

                                                  Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2003          2002
                                               ------------------------
Revenue
  Product sales                                        $-      $38,194
  Rental income                                     5,427            -
  Real estate sales                                15,250            -
                                               ------------------------
    Total revenue                                  20,677       38,194

Cost of goods sold                                 19,649       30,225
                                               ------------------------
Gross profit (loss)                                 1,028        7,969
                                               ------------------------
Expenses:
  General and administrative expenses              19,282       11,834
  General and administrative expenses -            60,255        2,150
  related party
  Executive compensation                           15,000            -
  Depreciation                                          -          142
                                               ------------------------
    Total expenses                                 94,537       14,126
                                               ------------------------
Other income (expense):
  Interest income                                     660          152
  Interest (expense)                              (13,548)           -
                                               ------------------------
    Total other income (expense)                  (12,888)         152

Net (loss)                                      $(106,397)     $(6,005)
                                               ========================
Weighted average number of common shares
  outstanding - basic and fully diluted         6,007,732    5,790,565
                                               ========================
Net (loss) per share - basic & fully diluted       $(0.02)      $(0.00)
                                               ========================



  The accompanying notes are an integral part of these financial statements.

                       World Wide Web, Inc.
                     Statements of Cash Flows
                            (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                               ---------------------------
                                                    2003          2002
                                               ---------------------------

Cash flows from operating activities
  Net (loss)                                      $(106,397)     $(6,005)
  Shares issued for services                         54,000            -
  Depreciation                                            -          142
  Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      Decrease in accounts receivable                     -            2
     (Increase) in inventory                       (246,467)      (9,631)
      Increase (decrease) in accounts payable        (1,762)       2,399
      Increase in payroll taxes payable               2,485            -
                                               ---------------------------
  Net cash (used) by operating activities          (298,141)     (13,093)
                                               ---------------------------
Cash flows from financing activities
  Issuance of common stock                                -            -
  Increase in notes payable - related party         500,000            -
  Increase in accrued interest payable -             13,548            -
   related party
 (Decrease) in mortgage payable                        (405)           -
  Increase in subscriptions payable                  12,500            -
                                               ---------------------------
Net cash provided by financing activities           525,643            -
                                               ---------------------------
Net increase (decrease) in cash                     227,502      (13,093)
Cash - beginning                                     43,615       54,288
                                               ---------------------------
Cash - ending                                      $271,117      $41,195
                                               ===========================
Supplemental information:
  Interest paid                                         $ -          $ -
                                               ===========================
  Income taxes paid                                     $ -          $ -
                                               ===========================
Non-cash investing and financing activities:
  Shares issued for services provided               $54,000          $ -
                                               ===========================
  Number of shares issued for services              275,000            -
                                               ===========================




  The accompanying notes are an integral part of these financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $106,397 for the three month period ended March 31, 2003, and had $20,677 in revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Inventory

As of March 31, 2003, the Company had four properties located in Las Vegas, Nevada valued at $379,808.

Note 4 - Prepaid expenses

On August 20, 2002, the Company paid $7,500 to NevWest Securities Corporation (NevWest), an investment banking firm, for consulting services. The services are related to corporate filing and regulatory services of which no services have been provided as of March 31, 2003 and the Company has prepaid expenses of $7,500.

Note 5 - Investments

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

                       World Wide Web, Inc.
                               Notes

Note 6 - Notes payable and accrued interest payable - related party

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. In the event, the Company cannot pay back the entire balance of principal plus accrued interest within ninety days, then the interest rate shall increase to 17% per annum. As of March 31, 2003, the total balance due is $513,548 which includes $500,000 of principle and $13,548 of accrued interest.

Note 7 - Mortgage payable

In December 2002, the Company assumed the mortgage payable as related to the purchase of a real estate property. This mortgage payable bears interest of 7.75% and the balance as of March 31, 2003, was $119,936.

Note 8 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

On January 24, 2003, the Company received $12,500 from Steve Goldstein, a director of the Company, to purchase 62,500 shares of the Company's $0.001 par value common stock. These shares have not been issued and the total amount is considered a subscription payable.

On January 27, 2003, the Company issued 255,000 shares of its $0.001 par value common stock to Chris Giddings, a director of the Company, for services valued at $51,000.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF for services valued at $3,000.

As of March 31, 2003, there have been no other issuances of common stock and/or preferred stock.

Note 9 - Contracts and agreements

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. During the three month period ended March 31, 2003, the Company paid $16,243 to its president.

Note 10 - Related party transactions

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc., a shareholder and consultant of the Company, (GPF) at a price per share of $0.20 for a total of $2,000.

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year.

                       World Wide Web, Inc.
                               Notes

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum.

On January 24, 2003, the Company received $12,500 from Steve Goldstein, a director of the Company, to purchase 62,500 shares of the Company's $0.001 par value common stock.

On January 27, 2003, the Company issued 255,000 shares of its $0.001 par value common stock to Chris Giddings, a director of the Company, for services valued at $51,000.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF for services valued at $3,000.

During the three month period ended March 31, 2003, the Company paid $225 to GPF for various services related to public relations and $6,000 for consulting services.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about World Wide Web, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, WWWI's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Results of Operations for the three months ended March 31, 2003 and March 31, 2002

     Total revenues for the three month period ended March 31, 2003 declined $17,517 in comparison to the prior year period ended March 31, 2002. During the first quarter of 2003, we generated total revenues of $20,677, consisting of rental income in the amount of $5,427 and $15,250 from real estate sales. During the period ended March 31, 2002, we generated $38,194 in revenues from sales of various products over the internet. Our management believes that a comparison of year-to-year figures is not representative of our operations, due to the fact that in December of 2002 we changed our primary business focus from e-commerce opportunities to real estate. We do not expect to return to selling consumer products via the Internet for the foreseeable future and thus expect our revenue from real estate activities to grow.

     Cost of goods sold amounted to $19,649 for the period ended March 31, 2003, as opposed to cost of goods sold of $30,225 in the year ago period. As a result, our gross profit for the first three months of 2003 was $1,028, as opposed to $7,969 for the three months ended March 31, 2002.

     Total expenses totaled $94,537 for the first quarter of 2003 and $14,126 for the three months ended March 31, 2002. General and administrative expenses during both periods contributed significantly to the accumulation of expenses. Such expenses accounted for approximately 84% of total expenses for the period ended March 31, 2003, while G&A accounted for 99% of total expenses in 2002. Additionally, during the three months ended March 31, 2003, we experienced total other expenses in the amount of $12,888, which consisted mainly of interest expense of $13,548.

     Resultantly, we experienced a net loss from operations of $106,397 for the three months ended March 31, 2003 compared to a loss of $6,005 for the same period in 2002. This represented an increase of 1,672%, in our net loss period over period.

     Cash used in operating activities during the three month period ended March 31, 2003 was $298,141. Net financing activities provided $525,643. Comparatively, cash used in operating activities  during  the  three months  ended  March  31,  2002  was
$13,093, and financing activities did not provide any cash. A $246,467 increase in saleable real estate inventory, as well as a $500,000 increase in notes payable, during the three months ended March 31, 2003, attributable to our shift from consumer goods to real estate sales, contributed significantly to the disparate increase in cash used by operating activities.

     Cash and cash equivalents and other current assets at the period ended of March 31, 2003 amounted to $658,425. Our current assets as of March 31, 2003 are higher than our current liabilities of $517,157 by $141,268. We have no commitments for capital expenditures as of the period ended of March 31, 2003.

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who effectively serves as our Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     On January 24, 2003, we received $12,500 from Steve Goldstein, a director, to purchase 62,500 shares of our $0.001 par value common stock. These shares have not been issued and the total amount is considered a subscription payable.

     On January 27, 2003, we issued 255,000 shares of our par value common stock to Chris Giddings, a director, for services valued at $51,000.

     On February 20, 2003, we issued 20,000 shares of our par value common stock to GPF for services valued at $3,000.

     We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

     1. None of these issuances involved underwriters, underwriting discounts or commissions;

     2.   Restrictive legends are placed on all certificates issued;

     3. The issuances did not involve general solicitation or advertising; and

     4. The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

             Item 6. Exhibits and Reports on Form 8-K

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

          a. Articles of Incorporation of the Company incorporated by reference herein filed as Exhibit
            3(a) to Form 10SB12G filed on November 9, 2001
          b.  By-Laws of the Company adopted incorporated by
            reference herein filed as Exhibit 3(b) to Form
            10SB12G filed on November 9, 2001

  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)


 Date       Item Reported on Form 8-K
Filed

01/29/03  Item 5: Other Events and Regulation FD Disclosure

03/20/03  Item 5: Other Events and Regulation FD Disclosure

04/21/03  Item 5: Other Events and Regulation FD Disclosure



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      WORLD WIDE WEB, INC.
                      --------------------
                          (Registrant)

By: /s/ Herb Sider
   ------------------
Herb Sider, President

Date: May 19, 2003

                           CERTIFICATION

     I, Herb Sider, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of World
     Wide Web, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 19, 2003

/s/ Herb Sider
-----------------------
     President and CEO