Form 10QSB
period 2003-06-30
WORLD WIDE WEB INC
filed 2003-08-14
CIK 1114302

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

Commission File Number: 000-33317

                      WORLD WIDE WEB, INC.
                    ------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                           88-0440630
         ------------                      ---------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                 No.)

         P O BOX 28887
       Las Vegas, Nevada                   89126-2887
  ---------------------------             ------------
(Address of principal executive            (Zip Code)
           offices)

                         (702) 240-2120
                        ----------------
       (Registrant's telephone number, including area code)

                               N/A
                             -------
 (Former name, former address and former fiscal year, if changed since last report)

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











                              PAGE-1-







                       WORLD WIDE WEB, INC.


                         Table of Contents

                                                                  Page

PART I - FINANCIAL INFORMATION                                       3

  Item 1. Financial Statements
          Balance Sheet                                              6
          Statement of Operations                                    7
          Statement of Cash Flows                                    8
          Notes to Financial Statements                              9
  Item 2. Management's Discussion and Plan of Operation             11

PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                     12
  Item 4. Controls and Procedures                                   13
  Item 6. Exhibits                                                  14

SIGNATURES                                                          15

CERTIFICATIONS                                                      16














                              PAGE-2-





                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 16, 2003, and a subsequent amendment made thereto.

     The accompanying notes are an integral part of these unaudited financial statements.























                              PAGE-3-









                        TABLE OF CONTENTS





                                                             Page

Independent Accountants' Review Report                         1

Balance Sheet                                                  2

Statements of Operations                                       3

Statements of Cash Flows                                       4

Footnotes                                                      5























                              PAGE-4-





Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
World Wide Web, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of June 30, 2003 and the related statements of operations for the three-months and six months ended June 30, 2003 and 2002, and statements of cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of World Wide Web, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 15, 2003, we expressed an unqualified opinion on those financial statements.



August 13, 2003




                              PAGE-5-  F1





                       World Wide Web, Inc.
                           Balance Sheet
                            (unaudited)

                                                         June 30,
Assets                                                     2003
                                                        -----------
Current assets:
  Cash                                                    $41,762
  Loans receivable                                         19,500
  Prepaid expenses                                          7,500
                                                        -----------
    Total current assets                                   68,762

Fixed assets, net                                           1,160

Investments                                                 2,000
                                                        -----------
                                                          $71,922
                                                        ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                         $2,769
  Payroll tax payable                                       1,242
  Accrued executive compensation                           11,243
  Notes payable - related party                               500
  Accrued interest payable - related party                 18,018
                                                        -----------
    Total current liabilities                              33,772
                                                        -----------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                -
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 6,095,565 shares issued and outstanding       6,096
  Additional paid in capital                              140,981
  Subscriptions payable                                    22,500
  Retained (deficit)                                     (131,427)
                                                        -----------
                                                           38,150
                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $71,922
                                                        ===========


  The accompanying notes are an integral part of these financial statements.






                              PAGE-6-  F2





                       World Wide Web, Inc.
                     Statements of Operations
                            (unaudited)



                                             Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                           --------------------------------------------
                                               2003       2002       2003       2002
                                           --------------------------------------------
Revenue:
  Product sales                                   $-    $41,403         $-    $79,597
  Rental income                                    -          -      5,427          -
  Real estate sales                          558,633          -    573,883          -
                                           --------------------------------------------
    Total revenue                            558,663     41,403    579,310     79,597

Cost of revenue                              518,035     42,780    537,684     73,005
                                           --------------------------------------------

Gross profit (loss)                           40,598     (1,377)    41,626      6,592
                                           --------------------------------------------
Expenses:
  General and administrative expenses         12,971      9,641     32,253     21,694
  General and administrative expenses
  - related party                                500      1,000     60,755      3,150
  Executive compensation                      17,486          -     32,486          -
  Depreciation                                    20        142         20        284
                                           --------------------------------------------
    Total expenses                            30,977     10,783    125,514     25,128

Net income (loss)                             $4,818   $(12,067) $(101,579)  $(18,291)

Weighted average number
common shares outstanding -                6,095,565  5,790,565  6,051,891  5,790,565
basic and fully diluted

Net income (loss) per share                    $0.00     $(0.00)    $(0.02)    $(0.00)
- basic & fully diluted



  The accompanying notes are an integral part of these financial statements.





                              PAGE-7-  F3






                       World Wide Web, Inc.
                     Statements of Cash Flows
                            (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                          2003      2002

Cash flows from operating activities
Net (loss)                                             $(101,579) $(18,291)
Shares issued for services                                54,000         -
Depreciation                                                  20       284
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    (Increase) in accounts receivable                    (19,500)     (745)
    Decrease (increase) in inventory                     133,341    (3,088)
    Increase (decrease) in accounts payable                  383    (3,110)
    Increase in payroll taxes payable                      1,242         -
    Increase in accrued executive compensation            11,243         -

Net cash provided (used) by operating activities          79,150    (24,950)

Cash flows from investing activities
  Purchase of fixed assets                                (1,179)         -
Net cash (used) by investing activities                   (1,179)         -

Cash flows from financing activities
  Issuance of common stock                                     -          -
  Proceeds from notes payable - related party              500,000          -
  Payments from notes payable - related party             (500,000)         -
  Increase in accrued interest payable - related party      18,017          -
  (Decrease) in mortgage payable                          (120,341)         -
  Increase in subscriptions payable                         22,500          -
Net cash (used) by financing activities                    (79,824)         -

Net (decrease) in cash                                      (1,853)   (24,950)
Cash - beginning                                            43,615     54,288
Cash - ending                                              $41,762    $29,338

Supplemental disclosures:
  Interest paid                                                 $-         $-
  Income taxes paid                                             $-         $-

Non-cash investing and financing activities:
  Common stock issued for services                         $54,000         $-
  Number of shares issued for services                     275,000          -


  The accompanying notes are an integral part of these financial statements.






                              PAGE-8-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $89,094 for the six month period ended June 30, 2003, and had $579,310 in revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expenses

On August 20, 2002, the Company paid $7,500 to NevWest Securities Corporation (NevWest), an investment banking firm, for consulting services. The services are related to corporate filing and regulatory services of which no services have been provided as of June 30, 2003 and the Company has prepaid expenses of $7,500.

Note 4 - Investments

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.



                              PAGE-9-  F5





                      World Wide Web, Inc.
                              Notes



Note 5 - Notes payable and accrued interest payable - related party

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. In the event, the Company cannot pay back the entire balance of principal plus accrued interest within ninety days, then the interest rate shall increase to 17% per annum. During the six month period ended June 30, 2003, the Company paid off the principal of $500,000 in total. As of June 30, 2003, total accrued interest of $18,018 is due to the note holder.

Note 6 - Stockholders' equity

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

On May 30, 2003, the Company agreed to issue 15,000 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250. These shares have not been issued as of and the total amount is considered an accounts payable.

On June 4, 2003, the Company received $10,000 from Tony Counsel to purchase 100,000 shares of the Company's $0.001 par value common stock. These shares have not been issued and the total amount is considered a subscription payable.

As of June 30, 2003, there have been no other issuances of common stock and/or preferred stock.

Note 7 - Contracts and agreements

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. During the six month period ended June 30, 2003, the Company paid $21,243 to its president and accrued $11,243 in accrued executive compensation.

Note 8 - Related party transactions

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

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. The principal of the loan was paid in full as of June 30, 2003.




                              PAGE-10-  F6




                      World Wide Web, Inc.
                              Notes




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

On May 30, 2003, the Company agreed to issue 15,000 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250.

During the six month period ended June 30, 2003, the Company paid
$255 to GPF for various services related to public relations and $6,500 for consulting services.

Note 9 - Subsequent events

On July 29, 2003, the Company's Board of Directors approved to increase the authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock. The Company has yet to file their amended articles of incorporation with the State of Nevada.

On July 29, 2003, the Company executed an investment banking agreement with Northern Hills, Inc. dba Santa Fe Capital Group
(SFCG) to raise funds up to $10 million. The funding will be convertible preferred stock with attached warrants at approximately $2.50 per share. The preferred stock shall have a term of seven years and bear a dividend of 7% paid annually and deferred for one year from the close of the funding. The warrants will have a life of two years. SFCG will receive 5% of the total amount raised and 5% of the preferred shares in the funding and will receive 2.5% of any debt raised for the Company by the introduction of lenders. SFCG will also collect a retainer of $2,500 per month for a period of three months.









                              PAGE-11-  F7





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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Results of Operations for the three months ended June 30, 2003 and June 30, 2002

     Our total revenue for the three month period ended June 30, 2003 was $558,633, an increase of $517,230 from $41,403 in the year ago period ended June 30, 2002, or an increase of approximately 1,249%. Revenues for the three months ended June 30, 2003 were attributable to real estate sales, while prior period revenues were derived from sales of consumer products. Management believes that a comparison of year-to-year figures is not representative of our operations, due to the fact that in December of 2002 we changed our primary business focus from e-commerce opportunities to real estate. We do not expect to return to selling consumer products via the Internet for the foreseeable future and thus expect our revenue from real estate activities to grow over the next 12 months.

     Cost of revenues for the period ended June 30, 2003 was $518,035, whereas cost of revenues for the three months ended June 30, 2002 amounted to $42,780. As a result, our gross profit for the three months ended June 30, 2003 was $40,598, as opposed to a gross loss of $1,377 for the three months ended June 30, 2002.

     Total expenses were $30,977 for the second quarter of 2003 and $10,783 for the three months ended June 30, 2002. General and administrative expenses during both periods contributed significantly to the accumulation of expenses. Such expenses accounted for approximately 42% of total expenses for the period ended June 30, 2003, while general and administrative expenses accounted for 89% of total expenses in the second period of 2002. Additionally, during the three months ended June 30, 2003, executive compensation aggregated $17,486, which contributed to 56% of total expenses. Other expenses for the three months ended June 30, 2003 were $4,803, consisting mainly of interest expense. In the year-ago period we earned $93 in interest income.

     Resultantly, we earned net income from operations of $4,818 for the three months ended June 30, 2003 compared to a net loss of $12,067 for the same period in 2002.




                              PAGE-12-





Liquidity and Capital Resources

     Cash provided by operating activities during the three month period ended June 30, 2003 was $79,150, which was mainly attributable to shares issued for services and a decrease in inventory. Comparatively, operating activities used $24,950 in cash during the period ended June 30, 2002, due to an increase in inventory and a decrease in accounts payable. Investing activities used cash in the amount of $1,179, for the purchase of fixed assets, during 2003 and $0 in the three months ended June 30, 2002. Cash flows from financing activities consumed $79,824 in cash for the second quarter of 2003, related primarily to a decrease in mortgage payable and $0 in 2002.

     Cash and cash equivalents, accounts receivable and prepaid expenses as of June 30, 2003 amounted to $68,762. We believe our current assets are sufficient to satisfy our current liabilities of $33,772. We have no commitments for capital expenditures as of the period ended of June 30, 2003.

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     The following discussion describes all the securities we have sold within the quarter ended June 30, 2003:

     On May 30, 2003, the Company agreed to issue 15,000 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for commissions of $2,250. These shares have not been issued as of the date of this report and the total amount is considered an accounts payable.

     On  June  4,  2003,  the Company received  $10,000  from  Tony
Counsel to purchase 100,000 shares of the Company's par value common stock, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares have not been issued as of the date of this report and the total amount is considered a subscription payable.










                              PAGE-13-





                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  99   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act pf 2002

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.





























                              PAGE-14-





                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                      WORLD WIDE WEB, INC.
                      --------------------
                          (Registrant)



By: /s/ Mike Zuliani
   ----------------
Mike Zuliani
Chief Executive Officer

Date: Augsut 14, 2003




























                              PAGE-15-




                          CERTIFICATIONS

     I, Mike Zuliani, certify that:

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

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003

/s/ Mike Zuliani
    ------------
    Chief Executive Officer




                              PAGE-16-



                          CERTIFICATIONS

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

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003

/s/ Herb Sider
    ------------
    Chief Financial Officer




                              PAGE-17-