Form 10QSB/A
period 2003-06-30
WORLD WIDE WEB INC
filed 2003-09-29
CIK 1114302

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






                              PAGE-6-  F2





                       World Wide Web, Inc.
                     Statements of Operations
                            (unaudited)



                                             Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                           --------------------------------------------
                                               2003       2002       2003       2002
                                           --------------------------------------------
Revenue:
  Product sales                                   $-    $41,403         $-    $79,597
  Rental income                                    -          -      5,427          -
  Real estate sales                          558,633          -    573,883          -
                                           --------------------------------------------
    Total revenue                            558,663     41,403    579,310     79,597

Cost of revenue                              518,035     42,780    537,684     73,005
                                           --------------------------------------------

Gross profit (loss)                           40,598     (1,377)    41,626      6,592
                                           --------------------------------------------
Expenses:
  General and administrative expenses         12,971      9,641     32,253     21,694
  General and administrative expenses
  - related party                                500      1,000     60,755      3,150
  Executive compensation                      17,486          -     32,486          -
  Depreciation                                    20        142         20        284
                                           --------------------------------------------
    Total expenses                            30,977     10,783    125,514     25,128

Other income (expense):
  Interest income                                231         93        891        245
  Interest (expense)                          (5,034)         -    (18,582)         -
                                           --------------------------------------------
    Total other income (expense)              (4,803)        93    (17,691)       245


Net income (loss)                             $4,818   $(12,067) $(101,579)  $(18,291)
                                           ============================================
Weighted average number
common shares outstanding -                6,095,565  5,790,565  6,051,891  5,790,565
basic and fully diluted                    ============================================

Net income (loss) per share                    $0.00     $(0.00)    $(0.02)    $(0.00)
- basic & fully diluted                    ============================================



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