Form 10QSB
period 2003-09-30
WORLD WIDE WEB INC
filed 2003-11-06
CIK 1114302

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33317


                      WORLD WIDE WEB, INC.
                ---------------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                            88-0440630
        -------------                      ----------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   4850 West Flamingo Road, Suite #22
        Las Vegas, NV                         89103
 ------------------------------              --------
(Address of principal executive             (Zip Code)
           offices)

                          (702) 240-2120
                     -----------------------
       (Registrant's telephone number, including area code)

                               N/A
                            ---------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             6,339,732

                       WORLD WIDE WEB, INC.


                         Table of Contents

                                                                Page

PART I - FINANCIAL INFORMATION                                  3


Item 1. Financial Statements

Balance Sheet                                                   4

Statement of Operations                                         5

Statement of Cash Flows                                         6

Notes to Financial Statements                                   7

Item 2. Management's Discussion and Plan of Operation           8


PART II - OTHER INFORMATION


Item 2. Changes in Securities                                   10

Item 4. Controls and Procedures                                 10

Item 6. Exhibits                                                10


SIGNATURES                                                      11


CERTIFICATIONS                                                  11

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

                ------------------------------------
                         TABLE OF CONTENTS
                ------------------------------------



-------------------------------------------------------------
                                                       Page
                                                      -------
Independent Accountants' Review Report                   1

Balance Sheet                                            2

Statements of Operations                                 3

Statements of Cash Flows                                 4

Footnotes                                                5

-------------------------------------------------------------

Beckstead and Watts, LLP
Certified Public Accountants
                                            3340 Wynn Road, Suite B
                                                Las Vegas, NV 89102
                                                       702.257.1984
                                                   702.362.0540 fax


              INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
World Wide Web, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of September 30, 2003 and the related statements of operations for the three-months and nine-months ended September 30, 2003 and 2002, and statements of cash flows for the nine-months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


October 20, 2003




                                -4-  F1





                       World Wide Web, Inc.
                           Balance Sheet
                            (unaudited)

                                                           September 30,
Assets                                                         2003
                                                          ---------------
Current assets:
  Cash and equivalents                                     $  47,960
  Loans receivable                                            19,500
  Accrued interest receivable                                    122
  Prepaid expenses                                             7,500
                                                          ---------------
    Total current assets                                      75,082

Fixed assets, net                                              1,101

Investments                                                    2,000
                                                          ---------------
                                                             $78,183
                                                          ===============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $3,615
  Payroll tax payable                                          3,106
  Accrued executive compensation                              28,106
  Notes payable - related party                                1,500
                                                          ---------------
    Total current liabilities                                 36,327
                                                          ---------------
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                   -
  Common stock, $.001 par value, 20,000,000 shares
  authorized, 6,339,732 shares issued and outstanding          6,340
  Additional paid in capital                                 175,487
  Subscriptions payable                                       25,000
  Retained (deficit)                                        (164,971)
                                                          ---------------
                                                              41,856
                                                          ---------------

                                                             $78,183
                                                          ===============



  The accompanying notes are an integral part of these financial statements.






                                -5-  F2





                       World Wide Web, Inc.
                     Statements of Operations
                            (unaudited)


                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  ---------------------  ---------------------
                                     2003        2002      2003        2002
                                  ----------  ---------  ----------  ---------
Revenue:
  Product sales                         $-      $4,424         $-    $84,021
  Rental income                          -           -      5,427          -
  Real estate sales                      -           -    573,883          -
                                  ----------  ---------  ----------  ---------
    Total revenue                        -       4,424    579,310     84,021


Cost of revenue                        300       3,950    537,984     76,955
                                  ----------  ---------  ----------  ---------
Gross profit (loss)                  (300)         474     41,326      7,066
                                  ----------  ---------  ----------  ---------
Expenses:
  General and administrative        15,141      12,972     47,394     34,666
expenses
  General and administrative           700         500     61,455      3,650
expenses - related party
  Executive compensation            17,787           -     50,273          -
  Depreciation                          59         142         79        426
                                  ----------  ---------  ----------  ---------
    Total expenses                  33,687      13,614    159,201     38,742
                                  ----------  ---------  ----------  ---------
Other income (expense):
  Interest income                      503          50      1,394        295
  Interest (expense)                  (60)           -   (18,642)          -
                                  ----------  ---------  ----------  ---------
    Total other income                 443          50   (17,248)        295
(expense)


Net income (loss)                $(33,544)   $(13,090)  $(135,123)  $(31,381)
                                  ==========  =========  ==========  =========

Weighted average number
common shares outstanding -       6,235,710   5,790,565  6,113,837   5,790,565
basic and fully diluted           ==========  =========  ==========  =========

Net income (loss) per share -      $(0.01)     $(0.00)    $(0.02)    $(0.01)
basic & fully diluted             ==========  =========  ==========  =========



  The accompanying notes are an integral part of these financial statements.






                                -6-  F3





                       World Wide Web, Inc.
                     Statements of Cash Flows
                            (unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                -----------------------
                                                    2003       2002
                                                ----------  -----------
Cash flows from operating activities
Net (loss)                                      $(135,123)  $(31,381)
Shares issued for services                         56,250          -
Depreciation                                           79        426
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
    Decrease in accounts receivable                     -        171
    (Increase) in loans receivable               (19,500)          -
    (Increase) in accrued interest                  (122)          -
receivable
    Decrease (increase) in inventory              133,341        (21)
    Increase (decrease) in accounts payable         1,229     (6,203)
    Increase in payroll taxes payable               3,106          -
    Increase in accrued executive                  28,106          -
compensation
  (Decrease) in mortgage payable                (120,342)          -
                                                ----------  -----------
Net cash (used) by operating activities          (52,976)    (37,008)
Cash flows from investing activities            ----------  -----------

  Purchase of fixed assets                        (1,179)          -
                                                ----------  -----------
Net cash (used) by investing activities           (1,179)          -
                                                ----------  -----------

Cash flows from financing activities
  Issuance of common stock                         32,500          -
  Proceeds from notes payable - related           501,000          -
party
  Payments from notes payable - related         (500,000)          -
party
  Increase in subscriptions payable                25,000          -
                                                ----------  -----------
Net cash provided by financing activities          58,500          -
                                                ----------  -----------

Net increase (decrease) in cash                     4,345    (37,008)
Cash and equivalents - beginning                   43,615     54,288
                                                ----------  -----------
Cash and equivalents - ending                     $47,960    $17,280
                                                ==========  ===========
Supplemental disclosures:
  Interest paid                                        $-         $-
                                                ==========  ===========
  Income taxes paid                                    $-         $-
                                                ==========  ===========

Non-cash investing and financing activities:
  Common stock issued for services                $56,000         $-
                                                ==========  ===========
  Number of shares issued for services            290,000          -
                                                ==========  ===========





  The accompanying notes are an integral part of these financial statements.





                                -7-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $135,123 for the nine month period ended September 30, 2003, and had $579,310 in revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - History and organization

On September 15, 2003, the Company increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

Note 4 - Loan receivable

On April 2, 2003, the Company sold a property located in Las Vegas, Nevada to an individual and received a promissory note in the amount of $19,500. The note bears interest at a rate of 7.5% per annum with monthly interest payments of $122 and the final balloon payment of principal due on May 1, 2005.

On September 22, 2003, the Company decided to sell the loan receivable to an individual at a discount of $2,500 and is waiting to receive $17,000 from the sale of the loan receivable. As of September 30, 2003, the loan receivable balance was $19,500 and accrued interest of $122. The interest income for the nine months ended September 30, 2003 was $609.





                               -8-  F5





                       World Wide Web, Inc.
                               Notes

Note 5 - Prepaid expenses

On August 20, 2002, the Company paid $7,500 to NevWest Securities Corporation (NevWest), an investment banking firm, for consulting services. The services are related to corporate filing and regulatory services of which no services have been provided as of September 30, 2003 and the Company has prepaid expenses of $7,500.

Note 6 - Fixed assets

Computer equipment as of September 30, 2003 consisted of the following:

Computers                     $   1,180
Accumulated depreciation            (79)
                              -----------
                              $   1,101
                              ===========

Note 7 - Investments

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

Note 8 - Notes payable and accrued interest payable - related party

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. In the event, the Company cannot pay back the entire balance of principal plus accrued interest within ninety days, then the interest rate shall increase to 17% per annum. During the nine month period ended September 30, 2003, the Company paid off the entire balance of principal of $500,000 and interest of $18,079.

In July 2003, the Company received $1,000 from Sider Family, LP, an entity controlled by the president of the Company. This note is due upon demand and bears no interest.

Note 9 - Stockholders' equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

On January 24, 2003, the Company received $12,500 from Steve Goldstein, a director of the Company, to purchase 62,500 shares of the Company's $0.001 par value common stock. On July 29, 2003, these shares were issued.

On January 27, 2003, the Company issued 255,000 shares of its $0.001 par value common stock to Chris Giddings, a director of the Company, for services valued at $51,000.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF for services valued at $3,000.

On May 30, 2003, the Company agreed to issue 15,000 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250. On July 29, 2003, these shares were issued.





                               -9-  F6





                       World Wide Web, Inc.
                               Notes

On June 4, 2003, the Company received $10,000 from Tony Counsel to purchase 100,000 shares of the Company's $0.001 par value common stock. On July 29, 2003, these shares were issued.

On July 29, 2003, the Company issued a total of 177,500 shares of its $0.001 par value common stock to three individuals. A portion of subscriptions payable was reduced by $22,500 and a portion of accounts payable was reduced by $2,250.

On September 8, 2003, the Company received $10,000 from Masoumeh Mirzasaai to purchase 66,667 shares of the Company's $0.001 par value common stock.

On September 30, 2003, the Company received $25,000 from Randy Lund to purchase 166,667 shares of the Company's $0.001 par value common stock. These shares have not been issued and the total amount is considered a subscription payable.

As of September 30, 2003, there have been no other issuances of common stock and/or preferred stock.

Note 10 - Contracts and agreements

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,350 per year. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. During the nine month period ended September 30, 2003, the Company paid $20,157 to its president and accrued $28,106 in accrued executive compensation.

On July 29, 2003, the Company executed an investment banking agreement with Northern Hills, Inc. dba Santa Fe Capital Group
(SFCG) to raise funds up to $10 million. The funding will be convertible preferred stock with attached warrants at approximately $1.50 per share. The preferred stock shall have a term of seven years and bear a dividend of 7% paid annually and deferred for one year from the close of the funding. The warrants will have a life of two years. SFCG will receive 5% of the total amount raised and 5% of the preferred shares in the funding and will receive 2.5% of any debt raised for the Company by the introduction of lenders. SFCG will also collect a retainer of $2,500 per month for a period of three months. As of September 30, 2003, the Company has not raised and funds related to this offering.

Note 11 - Related party transactions

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest.

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc., a shareholder and consultant of the Company, (GPF) at a price per share of $0.20 for a total of $2,000.

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,350 per year.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. The entire balance of principal and interest of the loan was paid in full as of September 30, 2003.

On January 24, 2003, the Company received $12,500 from Steve Goldstein, a director of the Company, to purchase 62,500 shares of the Company's $0.001 par value common stock.

On January 27, 2003, the Company issued 255,000 shares of its $0.001 par value common stock to Chris Giddings, a director of the Company, for services valued at $51,000.





                               -10-  F7





                       World Wide Web, Inc.
                               Notes

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF for services valued at $3,000.

On May 30, 2003, the Company agreed to issue 15,000 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250.

During the six month period ended September 30, 2003, the Company paid $255 to GPF for various services related to public relations and $6,500 for consulting services.

Note 12 - Subsequent events

On October 1, 2003, the Company sold the loan receivable of $19,500 to an individual at a discount of $2,500 and has received $17,000 from the sale of the loan receivable.































                               -11-  F8





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

Results of Operations for the three months ended September 30, 2003 and September 30, 2002

     We did not generate any revenue for the three month period ended September 30, 2003, compared to $4,424 in revenues generated in the year ago period ended September 30, 2002. Revenues for the three months ended September 30, 2002 were derived from sales of consumer products. Management believes that a comparison of year-to-year figures is not representative of our operations, due to the fact that in December of 2002 we changed our primary business focus from e-commerce opportunities to real estate. We do not expect to return to selling consumer products via the Internet for the foreseeable future.

     Cost of revenues for the period ended September 30, 2003 was $300, whereas cost of revenues for the three months ended September 30, 2002 amounted to $3,950. As a result, we experienced a gross loss for the three months ended September 30, 2003 was $300, as opposed to gross income of $474 for the three months ended September 30, 2002.

     Total expenses were $33,687 for the third quarter of 2003 and $13,614 for the three months ended September 30, 2002. General and administrative expenses during both periods contributed significantly to the accumulation of expenses. Such expenses accounted for approximately 45% of total expenses for the period ended September 30, 2003, while general and administrative expenses accounted for 95% of total expenses in the same period of 2002. Additionally, during the three months ended September 30, 2003, executive compensation aggregated $17,787, which contributed to 53% of total expenses. Other income for the three months ended September 30, 2003 was $443, consisting mainly of interest income. In the year-ago period we earned $50 in interest income.

     Resultantly, we experienced a net loss from operations of $33,544 for the three months ended September 30, 2003 compared to a net loss of $13,090 for the same period in 2002.

Liquidity and Capital Resources

     Cash use by operating activities during the three month period ended September 30, 2003 was $52,976, which was mainly attributable to a decrease in inventory, shares issued for services and an increase in accrued executive compensation. Comparatively, operating activities used $37,008 in cash during the period ended September 30, 2002. Investing activities used cash in the amount of $1,179, for the purchase of fixed assets, during 2003 and $0 in the three months ended September 30, 2002. Cash flows from financing activities provided $58,500 in cash for the third quarter of 2003, related primarily to proceeds from notes payable and the issuance of common stock, and $0 in 2002.

     Cash and cash equivalents, loans receivable, accrued interest receivable and prepaid expenses as of September 30, 2003 amounted to $75,082. We believe our current assets are sufficient to satisfy our current liabilities of $36,327. We have no commitments for capital expenditures as of the period ended of September 30, 2003.

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

                    PART II - OTHER INFORMATION

                   Item 2. Changes in Securities

     The following discussion describes all the securities we have sold within the quarter ended September 30, 2003:

     On July 29, 2003, the Company issued a total of 177,500 shares of its $0.001 par value common stock to three individuals, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for a reduction of subscriptions payable in the amount of $22,500 and a reduction of accounts payable in the amount of $2,250.

     On September 8, 2003, the Company agreed to issue 66,667 shares of its $0.001 par value common stock to Masoumeh Mirzasaai, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the amount of $10,000.

     On September 30, 2003, the Company received $25,000 from Randy Lund to purchase 166,667 shares of the Company's par value common stock, in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares have not been issued as of the date of this report and the total amount is considered a subscription payable.

                         Item 6. Exhibits

Exhibit          Name and/or Identification of Exhibit
Number
---------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

  31   Certification Pursuant to Section 302 of the Sarbanes-
       Oxley Act Of 2002

  32   Certification Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002

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

By: /s/ Mike Zuliani
   ------------------
Mike Zuliani
President


Date: November 6, 2003