Form 10KSB
period 2003-12-31
WORLD WIDE WEB INC
filed 2004-04-09
CIK 1114302

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

     Commission file number 000-33317

                      World Wide Web, Inc.
                -------------------------------
         (Name of small business issuer in its charter)

           Nevada                            88-0440630
       --------------                      --------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

4850 W. Flamingo Rd., Suite 23
      Las Vegas, Nevada                         89103
-----------------------------                  -------
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: (702) 240-2120

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class           Name of each exchange on which registered

  ------------------------     ---------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State   issuer's revenues for its most recent fiscal year:  $0  for the year ended December 31, 2003.

State   the  aggregate  market value of the voting  and  non-voting
common  equity held by non-affiliates: $289,585 as  of   March  31,
2004.




-PAGE-




                         TABLE OF CONTENTS


                                                                     PAGE
PART I                                                                  2

 Item 1.  Description of Business.                                      2

 Item 2.  Description of Property.                                      4

 Item 3.  Legal Proceedings.                                            4

 Item 4.  Submission of Matters to a Vote of Security Holders.          4

PART II                                                                 5

 Item 5.  Market for Common Equity and Related Stockholder Matters.     5

 Item 6.  Management's Analysis of Financial Condition and Plan of
          Operation.                                                    6

 Item 7.  Financial Statements.                                         8

PART III                                                               17

 Item 9.  Directors, Executive Officers, Promoters and Control
          Persons.                                                     17

 Item 10. Executive Compensation.                                      18

 Item 11. Security Ownership of Certain Beneficial Owners and
          Management.                                                  19

 Item 12. Certain Relationships and Related Transactions.              20

 Item 13. Exhibits and Reports on Form 8-K.                            20

 Item 14. Controls and Procedures.                                     21

SIGNATURES                                                             22




PAGE-1-




                             PART I

Item 1.   Description of Business

A.   Business Development and Summary

World Wide Web, Inc., hereinafter referred to as the "Company" or "WWW," was organized by the filing of Articles of Incorporation with the Secretary of State in the State of Nevada on November 2, 1999 (NV# C27227-1999). The Articles of Incorporation of the Company authorized the issuance of one hundred million
(100,000,000) shares of $0.001 par value Common Stock and twenty five million (25,000,000) shares of Preferred Stock. As of December 31, 2003, the Company has issued approximately 3,253,201 shares of Common Stock to approximately forty-three (43) active shareholders of record.

WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet related sales. During 2003, the Company changed its primary business focus on purchasing distressed real estate properties for resale in the Las Vegas, Nevada market and surrounding communities. However, at the end of 2003, the Company again changed its business plan from real estate sales to logistics and asset tracking for mobile assets.

The Company is currently negotiating the terms of a merger with Chirp Technologies, Inc. No letter of intent or definitive agreement has been entered into to as of the date of this annual report.

The  Company's executive offices are located at 4850 W. Flamingo, Suite 23
Las  Vegas,  Nevada 89103, phone:  (702) 240-2120.   The
Company's fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

The   Company  has a primary business focus on logistics and  asset tracking for mobile assets.

(2)  Distribution Methods of the Products or Services

The Company is in the business of logistics and asset tracking for mobile assets.

(3)  Status of Any Announced New Product or Service

As stated previously, WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet related sales. During the year 2003, the Company changed its primary business focus to purchase distressed real estate properties in the Las Vegas, Nevada market and surrounding communities. Subsequently, the Company changed its business plan to logistics and asset tracking for mobile assets.

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

(11) Impact of Environmental Laws

None.

(12) Employees

Excluding   officers,  WWW  presently  has  no   employees.    WWW
anticipates relying completely on the efforts of its officers and directors in the near short term. Mike Zuliani is WWW's CEO, and Herb Sider serves as it's President.

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




PAGE-3-




Item 2. Description of Property.

The Company's principal offices are located at 4850 W. Flamingo Rd., Las Vegas, Nevada 89103, telephone: (702) 240-2120. An officer provides office space and services without charge.

Item 3. Legal Proceedings.

WWW is not a party to any pending legal proceeding. The Company's property is not the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During   the fiscal year 2003, no matter  was submitted   by   this
report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.






























PAGE-4-




                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently traded on the OTCBBr under the ticker symbol "WWWB." The following table sets forth the quarterly high and low prices for the Company's common stock on the OTCBBr for past two fiscal years:

     QUARTER ENDED              HIGH         LOW

     December 31, 2003         $0.36         $0.12

     September 30, 2003        $0.44         $0.20

     June 30, 2003             $0.56         $0.30

     March 29, 2003            $0.80         $0.20

     December 31, 2002         $1.02         $0.06

     September 30, 2002        $0.34         $0.06

     June 30, 2002             $0.64         $0.24

     March 29, 2002              N/A           N/A

OTCBBr quotations of WWWB's common stock reflect inter-dealer prices, without retail markups, markdowns or commissions, and may not necessarily represent actual transaction.

Outstanding Options, Conversions, and Planned Issuance  of  Common
Stock

As of the date of this report, there are no warrants or options outstanding to acquire any additional shares of common stock.

Security Holders

WWW currently has approximately 3,253,201 shares of Common Stock issued and outstanding held by approximately forty-three (43) shareholders of record.

Securities that Could Be Sold Pursuant to Rule 144

There are 2,330,418 shares of common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted
securities.   To date, no shares have been sold pursuant  to  Rule
144 of the Securities Act of 1933. Of the shares owned by affiliates, 2,090,000 are currently freely transferable, but are subject to the resale limitations as outlined under Rule 144(e)(1)-
(3). In general, under Rule 144 as currently in effect, any of WWW's affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by
limitations   on   manner  of  sale,  notice   requirements,   and
availability  of  current  public  information  about  WWW.   Non-
affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been
affiliates  for  the three months preceding such  sale.   Further,
Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the
purchaser   is  an  institution  that  owns  and  invests   on   a
discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows WWW's existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A
to   non-affiliates  do  not  lose  their  status  as   restricted
securities. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.




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

Recent Sales of Unregistered Securities.

The Company was incorporated in Nevada on November 2, 1999. The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

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

On January 24, 2003, the Company received $12,500 from Steve Goldstein, to purchase 31,250 shares of the Company's $0.001 par value common stock. Mr. Goldstein was a director at the time of the stock issuance, but he is currently a former director. On July 29, 2003, these shares were issued.

On January 27, 2003, the Company issued 127,500 shares of its $0.001 par value common stock to Chris Giddings for services valued at $51,000. Mr. Giddings was a director at the time of the stock issuance, but he is currently a former director.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF, a shareholder, for services valued at $3,000.




PAGE-6-





On May 30, 2003, the Company agreed to issue 7,500 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250. On July 29, 2003, these shares were issued.

On June 4, 2003, the Company received $10,000 from Tony Counsel to purchase 50,000 shares of the Company's $0.001 par value common stock. On July 29, 2003, these shares were issued.

On July 29, 2003, the Company issued a total of 88,750 shares of its $0.001 par value common stock to three individuals. A portion of subscriptions payable was reduced by $22,500 and a portion of accounts payable was reduced by $2,250.

On September 8, 2003, the Company received $10,000 from Masoumeh Mirzasaai to purchase 33,334 shares of the Company's $0.001 par value common stock.

On September 30, 2003, the Company received $25,000 from Randy Lund to purchase 83,334 shares of the Company's $0.001 par value common stock. On October 30, 2003, these shares were issued.

On October 30, 2003, the Company issued a total of 83,334 shares of
its  $0.001  par  value  common stock to Randy  Lund.   The  entire
balance of subscriptions payable was reduced by $25,000.

As of December 31, 2003, there have been no other issuances of preferred stock and/or common stock.

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

Item  6. Management's Analysis of Financial Condition and Plan  of
Operation.

A.   Management's Analysis of Financial Condition

During the year ended December 31, 2003, we did not generate any revenues from operations. In the fiscal year ended December 31, 2002, WWW generated revenues of $802,030. Revenues during the year 2002 were derived from real estate sales in the amount of $799,500 and rental income of $2,530. The decline in revenues is primarily attributable to the divestiture of the income generating property in 2002.




PAGE-7-




WWW incurred a loss of $166,477 for the year 2003, which was primarily attributable to $188,452 in aggregate general and administrative expenses. Total interest expense during this period totaled $18,655, and we also had a gain on discontinued operations in the amount of $38,826. In 2002, we earned net income of $5,444, which was primarily affected by general and administrative expenses for 2002 in the amount of $40,793.

At December 31, 2003, the Company had current assets of $58,979, consisting of cash in the amount of $51,749 and prepaid expenses of $7,500. At December 31, 2002, the Company had current assets of $184,456, consisting of $43,615 in cash, $133,341 in inventory and $7,500 in prepaid expenses. The decrease in cash is attributable primarily a decrease in a mortgage payable in the aggregate of $120,341 during 2003.

The Company does not believe that its current assets are sufficient to continue operations for the next 12 months. The President of the Company has verbally committed to provide the Company with capital to sustain limited operations. However, there can be no assurance that the Company will be able to enforce such verbal agreement or that its president will continue to be able to provide it with ongoing financing. The Company will be forced to seek additional sources of funds through sales of equity or debt securities. The Company cannot assure you that such financing will be available, or if available, will be on satisfactory terms. If the Company is unable to obtain sufficient financing, it will be forced to cease operations.

The Company is contemplating a merger and its business may change as a result. As such, future results may differ significantly from historical results.
















PAGE-8-




Item 7. Financial Statements.

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                       PAGE

Independent Auditors' Report                           F-1
Balance Sheets                                         F-2
Statements of Operations                               F-3
Statement of Stockholders' Equity                      F-4
Statement of Cash Flows                                F-5
Footnotes                                              F-6






















PAGE-9-













                       World Wide Web, Inc.

                          Balance Sheets
                               as of
                    December 31, 2003 and 2002

                                and

                     Statements of Operations,
                     Stockholders' Equity, and
                            Cash Flows
                        for the years ended
                    December 31, 2003 and 2002



































PAGE-10-








                         TABLE OF CONTENTS




                                                          Page
                                                          ----

Independent Auditors' Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statements of Stockholders' Equity                          4

Statements of Cash Flows                                    5

Footnotes                                                   6



























PAGE-11-





Beckstead and Watts, LLP
Certified Public Accountants
                                            3340 Wynn Road, Suite B
                                                Las Vegas, NV 89102
                                                       702.257.1984
                                                 702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
World Wide Web, Inc.

We have audited the Balance Sheets of World Wide Web, Inc. (the "Company"), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Wide Web, Inc. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Beckstead and Watts, LLP
-----------------------------
March 29, 2004




PAGE-6-F1








                       World Wide Web, Inc.
                          Balance Sheets

                                                     December 31,
                                                   2003       2002
                                                 -------------------
Assets

Current assets:
  Cash and equivalents                            $51,479   $43,615
  Inventory                                             -   133,341
  Prepaid expenses                                  7,500     7,500
                                                 -------------------
    Total current assets                           58,979   184,456
                                                 -------------------

Fixed assets, net                                   1,042         -

Investments                                         2,000     2,000
                                                 -------------------
                                                  $62,021  $186,456
                                                 ===================

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                 $5,579    $2,386
  Notes payable - related party                     1,000       500
  Payroll liabilities                               4,970         -
  Accrued executive compensation                   39,970         -
    Total current liabilities                      51,519     2,886

Mortgage payable                                        -   120,341
                                                 -------------------
                                                   51,519   123,227
                                                 -------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 25,000,000
    shares authorized, no shares issued and
    outstanding                                         -         -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 3,253,201 and 2,910,283
    shares issued and outstanding as of
    12/31/03 and 12/31/02, respectively             3,253     2,910

Additional paid in capital                        203,574    90,167
Accumulated (deficit)                            (196,325)  (29,848)
                                                 -------------------
                                                   10,502    63,229
                                                 -------------------
                                                  $62,021  $186,456
                                                 ===================


  The accompanying notes are an integral part of these financial statements.




PAGE-7-F2





                       World Wide Web, Inc.
                     Statements of Operations

                                                  For the years ended
                                                     December 31,
                                                  2003          2002
                                                 ----------------------
Revenue
  Product sales                                      $-           $-
  Rental income                                       -        2,530
  Real estate sales                                   -      799,500
                                                 ----------------------
    Total revenue                                     -      802,030


Cost of goods sold                                    -      752,146
                                                 ----------------------

Gross profit (loss)                                   -       49,884
                                                 ----------------------

Expenses:
  General & administrative expenses              48,039       37,143
  General & administrative expenses -           140,413        3,650
   related party
  Depreciation expense                              138          568
                                                 ----------------------
    Total expenses                              188,590       41,361
                                                 ----------------------

Other income (expense):
  Interest income                                 1,442          342
  Interest (expense)                            (2,118)            -
  Interest (expense) - related party           (16,537)            -
  Forgiveness of debt                               500            -
  (Loss) on the sale of fixed assets                  -       (1,299)
  Gain (loss) on discontinued operations         38,826       (2,122)
                                                 ----------------------
    Total other income (expense)                 22,113       (3,079)
                                                 ----------------------

Income before provision for taxes              (166,477)       5,444

Provision for income taxes                            -            -
                                                 ---------------------
Net income (loss)                             $(166,477)      $5,444
                                                 =====================
Weighted average number of
 common shares outstanding - basic and        3,100,149    2,896,147
 fully diluted                                   =====================

Net (loss) per share - basic and fully           $(0.05)       $0.00
 diluted                                         =====================

  The accompanying notes are an integral part of these financial statements.








PAGE-8-F3








                       World Wide Web, Inc.
                Statement of Stockholders' Equity

                                                                                               Total
                                                  Additional   Subscriptions                Stockholders'
                              Common Stock         Paid-in       Payable      Accumulated      Equity
                           Shares      Amount      Capital     (Receivable)    (Deficit)
                        -----------------------------------------------------------------------------------

December 2001
 Balance forward          2,895,284     $2,895      $85,682        $-        $(35,292)       $53,285

December 2002
 Shares issued for           15,000         15        4,485                                    4,500
services

Net (loss) for the
year ended
 December 31, 2002                                                              5,444          5,444
                        -----------------------------------------------------------------------------------
Balance, December         2,910,384      2,910       90,167         -         (29,848)        63,229
31, 2002

January 2003
 Cash received                                                 12,500                         12,500

January 2003
 Shares issued for          127,500        128       50,872                                   51,000
services

February 2003
 Shares issued for           10,000         10        2,990                                    3,000
services

June 2003
 Cash received                                                 10,000                         10,000

July 2003
 Shares issued for
cash and
 shares issued for           88,750         89       24,661   (22,500)                         2,250
services

September 2003
 Shares issued for           33,334         33        9,967                                   10,000
cash

September 2003
 Cash received                                                 25,000                         25,000

October 2003
 Shares issued for           83,334         83       24,917   (25,000)                             -
cash

Net (loss) for the
year ended
 December 31, 2003                                                           (166,477)      (166,477)
                        -----------------------------------------------------------------------------------
Balance, December         3,253,201     $3,253     $203,574        $-       $(196,325)       $10,502
31, 2003                ===================================================================================


  The accompanying notes are an integral part of these financial statements.








PAGE-9-F4






                       World Wide Web, Inc.
                     Statements of Cash Flows


                                                           For the years ended
                                                               December 31,
                                                           2003           2002
                                                           -------------------
Cash flows from operating activities
Net (loss)                                                $(166,477)    $5,444
  Stock issued for services                                  56,250      4,500
  Depreciation                                                  138        568
  Loss on the sale of fixed assets                                -      1,299
  Proceeds from the sale of fixed assets                          -        500
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Decrease in accounts receivable                               -        283
    Decrease (increase) in inventory                        133,341  (130,632)
    (Increase) in prepaid expenses                                -    (7,500)
    Increase (decrease) in accounts payable                   3,193    (3,976)
    Increase in payroll liabilities                           4,970          -
    Increase in accrued executive compensation               39,970          -
                                                           -------------------
Net cash provided (used) by operating activities             71,385  (129,514)
                                                           -------------------
Cash flows from investing activities
  Purchase of fixed assets                                  (1,180)          -
  Increase in investments                                         -   (2,000)
                                                           -------------------
Net cash (used) by investing activities                     (1,180)   (2,000)
                                                           -------------------
Cash flows from financing activities
  Increase in notes payable                                     500        500
  Increase (decrease) in mortgage payable                 (120,341)    120,341

  Issuance of common stock                                   57,500          -
                                                           -------------------
Net cash provided (used) by financing activities           (62,341)    120,841
                                                           -------------------

Net increase (decrease) in cash                               7,864   (10,673)
Cash - beginning                                             43,615     54,288
                                                           -------------------
Cash - ending                                               $51,479    $43,615
                                                           ===================
Supplemental disclosures:
  Interest paid                                             $18,655         $-
                                                           ===================
  Income taxes paid                                              $-         $-
                                                           ===================

  The accompanying notes are an integral part of these financial statements.








PAGE-10-F5






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

In 2003, the Company has changed its business plan from real estate sales and rental income to logistics and asset tracking for mobile assets and is planning a merger with Chirp Technologies, Inc. This caused a gain from discontinued operations of $38,826.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents include money market funds of $32,743 and $46,615 at December 31, 2003 and 2002.

Accounts receivable
Accounts receivable represent amounts due for various products sold. No allowance has been provided on accounts receivable because management believes all amounts are collectible. As of December 31, 2003 and 2002, there are no accounts receivables.

Inventories
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. As of December 31, 2003 and 2002, the Company had no properties and one property valued at $133,341, respectively.

Equipment
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

                          Computer equipment     5 years

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

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








PAGE-11-F6






                       World Wide Web, Inc.
                               Notes

Advertising costs
The  Company expenses all costs of advertising as incurred.   There
were  no  advertising  costs  included  in  selling,  general   and
administrative expenses in 2003 or 2002.

Earnings (loss) per share
Net earnings (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings (Loss) Per Share". Basic earnings (loss) per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 and 2002.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, investments, accounts payable, notes payable, payroll liabilities and accrued executive compensation. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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








PAGE-12-F7






                       World Wide Web, Inc.
                               Notes

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.








PAGE-13-F8






                       World Wide Web, Inc.
                               Notes

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

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

Note 4 - Prepaid expenses

On August 20, 2002, the Company paid $7,500 to NevWest Securities Corporation (NevWest), an investment banking firm, for consulting services. The services are related to corporate filing and regulatory services of which no services have been provided as of December 31, 2003 and 2002 and the Company has prepaid expenses of $7,500.

Note 5 - Fixed assets

Computer equipment as of December 31, 2003 consisted of the following:

Computers               $   1,180
Accumulated                  (138)
depreciation            -----------
                        $   1,042
                        ===========

During the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $138 and $568, respectively. A loss on the sale of fixed assets totaling $1,299 was recorded in 2002.

Note 6 - Investments

On December 31, 2002, the Company purchased 10,000 shares of common stock of Go Public First, Inc. (GPF) at a price per share of $0.20 for a total of $2,000.

Note 7 - Notes payable - related party

In November 2002, the Company received $500 from Ran Tadmore, a shareholder of the Company. This note is due upon demand and bears no interest. During the year ended December 31, 2003, Mr. Tadmore forgave the notes and as of December 31, 2003, the balance is zero.

On January 9, 2003, the Company executed a promissory note for $500,000 with Sider Family, LP, an entity controlled by the president of the Company for a period of ninety days with an interest rate of 12% per annum. In the event, the Company cannot pay back the entire balance of principal plus accrued interest within ninety days, then the interest rate shall increase to 17% per annum. During the year ended December 31, 2003, the Company paid off the entire balance of principal of $500,000 and interest of $16,537.








PAGE-14-F9






                       World Wide Web, Inc.
                               Notes

In July 2003, the Company received $1,000 from Sider Family, LP, an entity controlled by the president of the Company. This note is due upon demand and bears no interest. As of December 31, 2003, the entire amount is outstanding.

Note 8 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $67,136 per year. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a car allowance of $500 per month. As of December 31, 2003, the Company owes the president $4,000 for his car allowance.

Note 9 - Mortgage payable

In December 2002, the Company assumed the mortgage payable as related to the purchase of a real estate property. This mortgage payable bears interest of 7.75%. The balances as of December 31, 2003 and 2002 are $0 and $120,341, respectively.

Note 10 - Stockholders' equity

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of December 31, 2001, the Company had a total of 2,895,284 shares of its $0.001 par value common stock issued and outstanding.

On December 11, 2002, the Company issued a total of 15,000 shares of its $0.001 par value common stock in exchange for services of $4,500 to GPF and Ran Tadmore, who are both shareholders of the Company.

On January 24, 2003, the Company received $12,500 from Steve Goldstein, to purchase 31,250 shares of the Company's $0.001 par value common stock. Mr. Goldstein was a director at the time of the stock issuance, but he is currently a former director. On July 29, 2003, these shares were issued.

On January 27, 2003, the Company issued 127,500 shares of its $0.001 par value common stock to Chris Giddings for services valued at $51,000. Mr. Giddings was a director at the time of the stock issuance, but he is currently a former director.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF, a shareholder, for services valued at $3,000.

On May 30, 2003, the Company agreed to issue 7,500 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250. On July 29, 2003, these shares were issued.

On June 4, 2003, the Company received $10,000 from Tony Counsel to purchase 50,000 shares of the Company's $0.001 par value common stock. On July 29, 2003, these shares were issued.

On July 29, 2003, the Company issued a total of 88,750 shares of its $0.001 par value common stock to three individuals. A portion of subscriptions payable was reduced by $22,500 and a portion of accounts payable was reduced by $2,250.








PAGE-15-F10






                       World Wide Web, Inc.
                               Notes

On September 8, 2003, the Company received $10,000 from Masoumeh Mirzasaai to purchase 33,334 shares of the Company's $0.001 par value common stock.

On September 30, 2003, the Company received $25,000 from Randy Lund to purchase 83,334 shares of the Company's $0.001 par value common stock. On October 30, 2003, these shares were issued.

On October 30, 2003, the Company issued a total of 83,334 shares of
its  $0.001  par  value  common stock to Randy  Lund.   The  entire
balance of subscriptions payable was reduced by $25,000.

As of December 31, 2003, there have been no other issuances of preferred stock and/or common stock.

Note 11 - Warrants and options

As of December 31, 2003 and 2002, there are no warrants or options outstanding to acquire any additional shares of preferred stock and/or common stock.

Note 12 - Related party transactions

In November 2002, the Company sold its sole fixed asset, a computer, to Ran Tadmore, a shareholder of the Company.

During the year ended December 31, 2002, the Company paid a shareholder $3,650 for annual corporate filing fees.

Note 13 - Subsequent events

On January 22, 2004, the Company announced that they were going to merge with Chirp Technologies, Inc. (CTI) The Company is currently negotiating the terms of the merger with CTI. Accordingly, neither a Letter of Intent (LOI) nor a definitive agreement has been entered into.

On January 22, 2004, the Company announced that they were going effect a 1-for 2 reverse stock split. The effective date of the reverse stock split was February 17, 2004.










PAGE-16-F11






                             PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and  Control
      Persons

A.   Directors, Executive Officers and Significant Employees

The names, ages, and positions of WWW's directors, executive officers, and significant employees are as follows:


     NAME          AGE          POSITION          DIRECTOR SINCE
---------------   -----   ---------------------  ----------------
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






PAGE-17-




Item 10. Executive Compensation.

Summary Compensation Table

     NAME               POSITION                COMPENSATION
-------------      --------------------    ----------------------
Herb Sider         President, Treasurer,       $67,136 Annual
                   Secretary, and
                   Director

Employment Contracts

On January 2, 2003, the Company executed an employment contract with its president for a base annual salary of $67,136 USD. This salary has yet to be paid. The president is also eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. In addition, the president receives a car allowance of $500 per month. As of the year ended December 31, 2003, the Company owes the president $4,000 in car allowance.

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

Title  of Class    Name of Beneficial Owner (1)         Number of Shares
% of Class
-------------------------------------------------------------------------
Common Stock           Herb Sider, President,               4,165,000
68.33%                 Treasurer, Secretary, and
                       Director
-------------------------------------------------------------------------
Common Stock           Officers and Directors, as           4,165,000
68.33%                 a group
-------------------------------------------------------------------------
Common Stock           Mike  Zuliani, CEO  (1)                400,000
6.56%
-------------------------------------------------------------------------

Footnotes:

(1). Mike Zuliani is the owner of Anchor Mortgage, which owns 200,000 shares of the Common Stock of the Corporation. Therefore, Mr. Zuliani is the beneficial owner of these shares held by Anchor Mortgage.

Change in Control

On January 22, 2004, the Company announced its intention to merger with Chirp Technologies, Inc. The Company is currently negotiating the terms of the merger with Chirp and neither a letter of intent nor a definitive agreement has been entered into.




PAGE-18-




Item 12. Certain Relationships and Related Transactions.

In November 2002, the Company sold a computer to Ran Tadmore, a shareholder of the Company.

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

On January 24, 2003, the Company received $12,500 from Steve Goldstein, to purchase 31,250 shares of the Company's $0.001 par value common stock. Mr. Goldstein was a director at the time of the stock issuance, but he is currently a former director. On July 29, 2003, these shares were issued.

On January 27, 2003, the Company issued 127,500 shares of its $0.001 par value common stock to Chris Giddings for services valued at $51,000. Mr. Giddings was a director at the time of the stock issuance, but he is currently a former director.

On February 20, 2003, the Company issued 20,000 shares of its $0.001 par value common stock to GPF, a shareholder, for services valued at $3,000.

On May 30, 2003, the Company agreed to issue 7,500 shares of its $0.001 par value common stock to Chris Giddings, a former officer and director of the Company in exchange for commissions of $2,250. On July 29, 2003, these shares were issued.

On June 4, 2003, the Company received $10,000 from Tony Counsel to purchase 50,000 shares of the Company's $0.001 par value common stock. On July 29, 2003, these shares were issued.

On September 8, 2003, the Company received $10,000 from Masoumeh Mirzasaai to purchase 33,334 shares of the Company's $0.001 par value common stock.

On September 30, 2003, the Company received $25,000 from Randy Lund to purchase 83,334 shares of the Company's $0.001 par value common stock. On October 30, 2003, these shares were issued.

On October 30, 2003, the Company issued a total of 83,334 shares of
its  $0.001  par  value  common stock to Randy  Lund.   The  entire
balance of subscriptions payable was reduced by $25,000.

During the year ended December 31, 2002, the Company paid a shareholder $3,650 for annual corporate filing fees.





PAGE-19-




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

  31.       Rule 13a-14(a)/15d-14(a) Certifications

  32.       Certification Pursuant to Title 18, United States Code,
            Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.


















PAGE-20-




(b) Reports on Form 8-K

         Date of Report                     Item Reported
         --------------                     -------------

        January 29, 2003                       Item 5
         March 20, 2003                        Item 5
         April 21, 2003                        Item 5

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























PAGE-21-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      World Wide Web, Inc.
                   -----------------------------
                          (Registrant)




                  By: /s/ Mike Zuliani, CEO
                      ---------------------------
                         April 6, 2004


                 By: /s/ Herb Sider, President
                     ----------------------------
                         April 6, 2004

























PAGE-22-