Form 10QSB
period 2004-03-31
WORLD WIDE WEB INC
filed 2004-05-14
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-33317
WORLD WIDE WEB, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0440630 (I.R.S. Employer Identification No.)
4850 W. Flamingo Rd. #23 Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)

(702) 240-2120 (Registrant's telephone number, including area code)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,253,201

WORLD WIDE WEB, INC.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 9, 2004, and a subsequent amendment made thereto.

World Wide Web, Inc.

Balance Sheet

as of

March 31, 2004

and

Statements of Operations

for the Three Months Ended

March 31, 2004 and 2003

and

Cash Flows

for the Three Months Ended

March 31, 2004 and 2003

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITORS’ REPORT

Board of Directors

World Wide Web, Inc.

Las Vegas, NV

We have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and statements of cash flows for the three-months ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of World Wide Web, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

May 12, 2004

-6-  F1

World Wide Web, Inc.

Balance Sheet

(unaudited)

March 31,
Assets	2004

Current assets:
Cash and equivalents	$34,820
Prepaid expenses	7,500
Total current assets	42,320

Fixed assets, net	983

Investments	2,000

$45,303

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,749
Payroll tax payable	7,021
Accrued executive compensation	56,213
Total current liabilities	65,983

Stockholders’ (deficit):
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 3,253,201 shares issued and outstanding	3,253
Additional paid in capital	203,574
Accumulated (deficit)	(227,507)
(20,680)

$45,303

The accompanying notes are an integral part of these financial statements.

-7-  F2

World Wide Web, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2004	2003

Revenue:	$-	$-

Expenses:
General and administrative expenses	12,444	19,282
General and administrative expenses – related party	18,728	60,255
Executive compensation	-	15,000
Depreciation	59	-
Total expenses	31,231	94,537

Other income (expense):
Interest income	49	660
Interest (expense)	-	(13,548)
Gain on discontinued operations	-	1,028
Total other income (expense)	49	(11,860)

Net (loss)	$(31,182)	$(106,397)

Weighted average number of
common shares outstanding – basic and fully diluted	3,253,201	3,005,395

Net (loss) per share – basic & fully diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

-8-  F3

World Wide Web, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(31,182)	$(106,397)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	54,000
Depreciation	59	-
Changes in operating assets and liabilities:	(122)	-
(Increase) in inventory	-	(246,467)
(Decrease) in accounts payable	(2,830)	(1,762)
Increase (decrease) in payroll taxes payable	2,051	2,485
Net cash (used) by operating activities	(31,902)	(298,141)

Cash flows from financing activities
Issuance of common stock	-	-
Increase (decrease) in notes payable – related party	(1,000)	500,000
Increase in accrued interest payable –related party	16,243	13,548
(Decrease) in mortgage payable	-	(405)
Increase in subscriptions payable	-	12,500
Net cash provided (used) by financing activities	15,243	525,643

Net increase (decrease) in cash and equivalents	(16,659)	227,502
Cash and equivalents – beginning	51,479	43,615
Cash and equivalents – ending	$34,820	$271,117

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

-9-  F4

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $31,182 for the three month period ended March 31, 2004, and had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Fixed assets

Computer equipment as of March 31, 2004 consisted of the following:

Computers	$ 1,180
Accumulated depreciation	(197)
$ 983

During the three months ended March 31, 2004, the Company recorded depreciation expense of $59.

Note 4 – Notes payable – related party

In July 2003, the Company received $1,000 from Sider Family, LP, an entity controlled by the president of the Company.  This note is due upon demand and bears no interest.  During the three months ended March 31, 2004, the Company paid a total of $1,000 to Sider Family, LP and as of March 31, 2004, the balance is $0.

-10-  F5

World Wide Web, Inc.

Notes

Note 5 – Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month.  As of March 31, 2004, 2003, the Company owes the president $56,213 for salary, which is reflected in accrued executive compensation, and $1,500 for his car allowance, which is reflected in accounts payable.

Note 6 – Stockholders’ equity (deficit)

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of March 31, 2004, there have been no other issuances of common stock and/or preferred stock.

Note 7 – Mergers and acquisitions

On January 22, 2004, the Company announced that they were going to merge with Chirp Technologies, Inc.  (CTI)  The Company is currently negotiating the terms of the merger with CTI.  Accordingly, neither a Letter of Intent (LOI) nor a definitive agreement has been entered into.

Note 8 – Related party transactions

Office services are provided without charge by an officer, director and shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

-11-  F6

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about World Wide Web, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, WWW’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Results of operations for the three months ended March 31, 2004 and 2003

WWW formerly had a primary business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet.  During 2003, we changed our primary business focus on purchasing distressed real estate properties for resale in the Las Vegas, Nevada market and surrounding communities.  However, at the end of 2003, we again changed our business plan from real estate sales to logistics and asset tracking for mobile assets.

We are currently negotiating the terms of a merger with Chirp Technologies, Inc.  No letter of intent or definitive agreement has been entered into to as of the date of this quarterly report.

We did not generate any revenue for the three month period ended March 31, 2004 or March 31, 2003.

Total expenses were $31,231 for the third quarter of 2004, consisting mainly of general and administrative expenses, which aggregated $31,172, of which $18,728 were paid to a related party.  In contrast, total expenses during the quarter ended March 31, 2003 were $94,537, made up of $79,537 in general and administrative expenses, of which $60,255 were paid to a related party, and $15,000 in executive compensation.  During the three months ended March 31, 2004, we earned total other income of $49, consisting solely of interest income.  During the period ended March 31, 2003, we had total other expenses of $11,860, which consisted of $660 in interest income, interest expense of $13,548 and a gain on discontinued operations of $1,028.

As a result of the foregoing, we experienced a net loss from operations of $31,182 for the three months ended March 31, 2004 compared to a net loss of $106,397 for the same period in 2003.

Cash used by operating activities during the three month period ended March 31, 2004 was $31,902, which can be attributed to a $2,830 decrease in accounts payable, $59 of depreciation and an increase of $2,051 in payroll taxes payable.  Comparatively, operating activities used $298,141 in cash during the period ended March 31, 2003, affected by $54,000 in shares issued for services, an increase of $246,467 in inventory, a decrease in accounts payable of $1,762 and a $2,485 increase in payroll taxes payable.

Financing activities provided cash in the amount of $15,243 during the quarter ended March 31, 2004, for a decrease in a related party note payable in the amount of $1,000 and $16,243 due to an increase in accrued interest payable to a related party.  During the three months ended March 31, 2003, cash flows from financing activities provided $525,643, attributed to $500,000 from an increase in notes payable to a related party, $13,548 from an increase in accrued interest payable to a related party, a decrease of $405 in mortgage payable and an increase of $12,500 in subscriptions payable.  These activities resulted in a new decrease in cash of $16,659 during the period ended March 31, 2004 and an increase of $227,502 a year ago.

Current assets, consisting of cash and cash equivalents and prepaid expenses aggregated $42,320 as of March 31, 2004.  Our current assets are insufficient to satisfy our current liabilities of $65,983.  Our President has verbally committed to provide us with capital to sustain our limited operations.  However, there can be no assurance that we will be able to enforce such verbal agreement or that our President will continue to be able to provide us with ongoing financing.  We may be forced to seek additional sources of funds through sales of equity or debt securities.  We cannot assure you that such financing will be available, or if available, will be on satisfactory terms.  If we are unable to obtain sufficient financing, we will be forced to cease operations.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

On February 17, 2004, we effectuated a 1-for-2 reverse stock split for all shareholders as of that date.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company.*
(b) By-Laws of the Company.*

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference to the exhibits to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

WORLD WIDE WEB, INC.
(Registrant)

By: /s/ Mike Zuliani
Mike Zuliani
CEO

Date: May 14, 2004