Form 10QSB
period 2004-06-30
WORLD WIDE WEB INC
filed 2004-08-19
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
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

World Wide Web, Inc.

Balance Sheet

as of

June 30, 2004

and

Statements of Operations

for the Three  and Six Months Ended

June 30, 2004 and 2003

and

Cash Flows

for the Six Months Ended

June 30, 2004 and 2003

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT ACCOUNTANTS' REVIEW  REPORT

Board of Directors

World Wide Web, Inc.

We have reviewed the accompanying balance sheet of World Wide Web, Inc. (a Nevada corporation) as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and statements of cash flows for the six-months ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has ceased its operations and and is in the process of shifting to a new business plan.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of World Wide Web, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

August 16, 2004

-6-  F1

World Wide Web, Inc.

Balance Sheet

(unaudited)

June 30,
Assets	2004

Current assets:
Cash and equivalents	$28,455
Total current assets	28,455

Fixed assets, net	924

$29,379

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable Accounts payable - related party	$268 1,000
Payroll liabilities	7,021
Accrued executive compensation	72,455
Total current liabilities	80,744

Stockholders’ (deficit):
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 3,253,201 shares issued and outstanding	3,253
Additional paid in capital	203,574
Accumulated (deficit)	(258,192)
(51,365)

$29,379

The accompanying notes are an integral part of these financial statements.

-7-  F2

World Wide Web, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue:	$-	$-	$-	$-

Expenses:
General and administrative expenses	12,401	12,971	24,845	32,253
General and administrative expenses – related party	-	500	-	60,755
Executive compensation	16,242	17,486	34,970	32,486
Depreciation	59	20	118	20
Total expenses	28,702	30,977	59,933	125,514

Other income (expense):
Interest income	17	231	66	891
Interest (expense)	-	(5,034)	-	(18,582)
Impairment of investments	(2,000)	-	(2,000)	-
Total other income (expense)	(1,983)	(4,803)	(1,934)	(17,691)

Net (loss) from continuing operations	$(30,685)	$(35,780)	$(61,867)	$(143,205)

Discontinued operations:
Gain from operations of discontinued operations from real estate sales	-	40,598	-	41,626
Total other income (expense)	-	40,598	-	41,626

Net income (loss)	$(30,685)	$4,818	$(61,867)	$(101,579)

Weighted average number of
common shares outstanding – basic and fully diluted	3,253,201	3,047,784	3,253,201	3,026,706

Net (loss) per share – basic & fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements.

-8-  F3

World Wide Web, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net (loss)	$(61,867)	$(101,579)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	54,000
Depreciation	118	20
Impairment of investments	2,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(19,500)
Decrease in prepaid expenses	7,500	-
Decrease in inventory	-	133,341
(Decrease) increase in accounts payable	(5,311)	383
Increase in accounts payable - related party	1,000	-
Increase in payroll taxes payable	2,051	1,242
Increase in accrued executive compensation	32,485	11,243
Net cash provided (used) by operating activities	(22,024)	79,150

Cash flows from investing activities
Purchase of fixed assets	-	(1,179)
Net cash (used) by investing activities	-	(1,179)

Cash flows from financing activities
Issuance of common stock	-	-
Proceeds from notes payable – related party	-	500,000
Payments from notes payable – related party	(1,000)	(500,000)
Increase in accrued interest payable –related party	-	18,017
(Decrease) in mortgage payable	-	(405)
Increase in subscriptions payable	-	12,500
Net cash (used) by financing activities	(1,000)	30,112

Net increase (decrease) in cash and equivalents	(23,024)	108,083
Cash and equivalents – beginning	51,479	43,615
Cash and equivalents – ending	$28,455	$151,698

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $52,367 for the six month period ended June 30, 2004, and had no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

Computer equipment as of June 30, 2004 consisted of the following:

Computers	$ 1,180
Accumulated depreciation	(256)
$ 924

During the six months ended June 30, 2004, the Company recorded depreciation expense of $118.

Note 4 - Notes payable - related party

In July 2003, the Company received $1,000 from Sider Family, LP, an entity controlled by the president of the Company.  This note is due upon demand and bears no interest.  During the six months ended June 30, 2004, the Company paid a total of $1,000 to Sider Family, LP and as of June 30, 2004, the balance is $0.

-10-  F5

World Wide Web, Inc.

Notes

Note 5 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month.  As of June 30, 2004, 2003, the Company owes the president $72,455 for salary, which is reflected in accrued executive compensation, and $1,000 for his car allowance, which is reflected in accounts payable - related party.  As of June 30, 2004, the president will continue to work for the Company, but he will no longer receive any additional accrued compensation or car allowance from the Company.

Note 6 - Stockholders' equity (deficit)

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of June 30, 2004, there have been no other issuances of common stock and/or preferred stock.

Note 7 - Mergers and acquisitions

During the six month ended June 30, 2004, the Company abandoned its plans to merge with Chirp Technologies, Inc.

On July 15, 2004, the Company entered into a Memorandum of Understanding (MOU) with CityCaps Information Technology Co., Ltd. (CCIT), a private company operating in the People's Republic of China.  According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value common stock in exchange for 100% of CCIT.  As a result of the share exchange, CCIT will become a wholly owned subsidiary of the Company.  The 8,000,000 shares of the Company's $0.001 par value common stock will be distributed on a pro-rata basis to the shareholders of CCIT.  Currently, two officers and directors of the Company own approximately 36% of CCIT.  In addition, CCIT will receive an additional 2,000,000 shares of the Company's $0.001 par value common stock which will remain with CCIT without subsequent distribution.  On August 16, 2004, the Company signed the acquisition agreement with CCIT and CCIT is now a wholly owned subsidiary of the Company.

Note 8 - Related party transactions

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

Results of operations for the three months ended June 30, 2004 and 2003

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

We did not generate any revenue for the three and six month period ended June 30, 2004.

Total expenses were $28,702 for the third quarter of 2004, consisting mainly of general and administrative expenses, which aggregated $28,702, of which $16,242 was paid as executive compensation.  In contrast, total expenses during the quarter ended June 30, 2003 were $30,977, of which $17,486 was paid as executive compensation.  During the three months ended June 30, 2004, we experienced total other expenses of $1,983, consisting consisting mainly from an impairment of investments.  During the period ended June 30, 2003, we had total other expenses of $4,803, which consisted of $231 in interest income and  interest expense of $5,034.

As a result of the foregoing, we experienced a net loss from operations of $30,685 for the three months ended June 30, 2004 compared to a net gain of $4,818 for the same period in 2003.

Cash used by operating activities during the six month period ended June 30, 2004 was $22,024, which can be attributed to a $5,311 decrease in accounts payable, $118 of depreciation and an increase of $2,051 in payroll taxes payable.  Comparatively, operating activities provided $79,150 in cash during the same period ended June 30, 2003, affected by $54,000 in shares issued for services, an decrease of $133,341 in inventory, a increase in accounts payable of $383 and a $1,242 increase in payroll taxes payable.

Financing activities used cash in the amount of $1,000 during the six-month period ended June 30, 2004, for a decrease in a related party note payable in the amount of $1,000.  During the six  months ended June 30, 2003, cash flows from financing activities provided $30,112, attributed to $500,000 from an increase in notes payable to a related party, $18,017 from an increase in accrued interest payable to a related party, a decrease of $405 in mortgage payable and an increase of $12,500 in subscriptions payable.

Current assets, consisting of cash and cash equivalents and prepaid expenses aggregated $28,455 as of June 30, 2004.  Our current assets are insufficient to satisfy our current liabilities of $80,744.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek additional capital through private placements and public offerings of its common stock.

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

PART II - OTHER INFORMATION

Item 5. Other Information

                On July 15, 2004, the Company entered into a Memorandum of Understanding (MOU) with CityCaps Information Technology Co., Ltd. (CCIT), a private company operating in the People's Republic of China.  According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value common stock in exchange for 100% of CCIT.  As a result of the share exchange, CCIT will become a wholly owned subsidiary of the Company.  The 8,000,000 shares of the Company's $0.001 par value common stock will be distributed on a pro-rata basis to the shareholders of CCIT.  Currently, two officers and directors of the Company own approximately 36% of CCIT.  In addition, CCIT will receive an additional 2,000,000 shares of the Company's $0.001 par value common stock which will remain with CCIT without subsequent distribution.  On August 16, 2004, the Company signed the acquisition agreement with CCIT and CCIT is now a wholly owned subsidiary of the Company.

            CCIT was established in Shanghai, Peoples Republic of China (PRC) by foreign individuals as a wholly owned foreign enterprise on December 16, 2003. CCIT was classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. CCIT is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of approximately $140,000.

            CCIT principally engages in the software development in location based applications, providing software license and services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication net work. Also, CCIT integrates mobile technology, wireless data communication, GIS (Geography Information System) technology, and internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

            As of June 30, 2004, CCIT was owned 71.57% by Mr. Henry Liu and 28.43% by Mr. Xinnong Yang.  On July 15, 2004, Mr. Michael Zuliani and Mr. Herb Sider as foreign individuals acquired 35.73% of the ownership in CCIT from Mr. Henry Liu and Mr. Xinnong for US$50,000.

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

Date: August 17, 2004