Form 10QSB
period 2004-09-30
WORLD WIDE WEB INC
filed 2004-11-22
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-3317

World Wide Web, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0440630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4850 W. Flamingo Road #22
Las Vegas, Nevada 89103
(Address of principal executive offices)

(702)-325-7700
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 13,808,201 shares issued and outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PAGE

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

18

Item 3. Controls and Procedures

20

PART II — OTHER INFORMATION

21

Item 1. Legal Proceedings.

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3. Defaults Upon Senior Securities.

21

Item 4. Submission of Matters to a Vote of Security Holders.

21

Item 5. Other Information.

22

Item 6. Exhibits.

22

SIGNATURES

23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

World Wide Web, Inc.

Consolidated Financial Statements

September 30, 2004 and 2003

WORLD WIDE WEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
ASSETS
	September 30	December 31,
	2004	2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$198,272	$51,479
Other receivables	6,370
Prepaid expenses	4,285	7,500
Due from related party	5,302
Total current assets	214,229	58,979

EQUIPMENT, net	46,095	1,042

INVESTMENTS		2,000

Total assets	$260,324	$62,021

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$729	$5,579
Notes payable - related party		1,000
Accrued liabilities	89,312	39,970
Advances due to shareholder	56,375
Payroll taxes payable	865	4,970
Total current liabilities	147,281	51,519

Non - current loans due to shareholders	10,000
Total liabilities	157,281	51,519

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 11,808,201 shares issued and outstanding	11,808	3,253
Additional paid-in capital	938,019	203,574
Registered capital contribution receivable	(377,982)
Retained earnings (deficit)	(468,802)	(196,325)
Total shareholders' equity	103,043	10,502
Total liabilities and shareholders' equity	$260,324	$62,021

The accompanying footnotes are an integral part of this statement.

WORLD WIDE WEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three months ended	Three months ended	Nine months ended		Nine months ended
	September 30,	September 30,	September 30,		September 30,
	2004	2003	2004		2003
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
REVENUES:
Revenues	$-	$-	$33,746	$
Real estate sales					573,883
Rental income					5,427
Total revenues	-	-	33,746		579,310

COST OF REVENUES	-	300	-		537,984

GROSS PROFIT (LOSS)	-	(300)	33,746		41,326

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	195,296	33,687	305,942		159,201

LOSS FROM OPERATIONS	(195,296)	(33,987)	(272,196)		(117,875)

OTHER INCOME (EXPENSE)	(264)	443	(281)		(17,248)

LOSS BEFORE PROVISION FOR INCOME TAX	(195,560)	(33,544)	(272,477)		(135,123)

PROVISION FOR INCOME TAXES	-	-	-		-
NET LOSS	(195,560)	(33,544)	(272,477)		(135,123)
OTHER COMPREHENSIVE INCOME	-	-	-		-

COMPREHENSIVE INCOME (LOSS)	$(195,560)	$(33,544)	$(272,477)		$(135,123)

Weighted average number of shares outstanding	7,469,257	6,235,710	4,638,037		6,113,837

Earnings per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)		$(0.02)

The accompanying footnotes are an integral part of this statement.

WORLD WIDE WEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

			Additional		Registered
	Common Stock		Paid-in		capital		Statutory	Retained
	Shares	Amount	Capital		Receivable		Reserves	earnings	Totals

BALANCE, December 31, 2002, audited	2,910,384	$2,910	$90,167	$		$		$(29,848)	$63,229

January 2003, cash received					12,500				12,500
January 2003,
shares issued for services	127,500	128	50,872						51,000
February 2003,
shares issued for services	10,000	10	2,990						3,000
June 2003, cash received					10,000				10,000
July 2003,
shares issued for cash and
services	88,750	89	24,661		(22,500)				2,250
September 2003,
shares issued for services	33,334	33	9,967						10,000
September 2003, cash received					25,000				25,000
Net (loss)								(135,123)	(135,123)
BALANCE, September 30, 2003, unaudited	3,169,968	3,170	178,657		25,000			(164,971)	41,856

October 2003,
shares issued for cash	83,233	83	24,917		(25,000)
Net (loss)								(31,354)	(31,354)
BALANCE, December 31, 2003, audited	3,253,201	3,253	203,574					(196,325)	10,502

Shares issued for cash	555,000	555	221,445						222,000
August 16, 2004, shares issued in
connection with acquisition of
CITYCAPS	10,000,000	10,000	254,097		(119,079)				145,018
Less shares held by CITYCAPS	(2,000,000)	(2,000)							(2,000)
Additional registered capital CITYCAPS			258,903						258,903
Contributed capital receivable					(258,903)				(258,903)
Net (loss)								(272,477)	(272,477)
BALANCE, September 30, 2004, unaudited	11,808,201	$11,808	$938,019		$(377,982)	$		$(468,802)	$103,043

The accompanying footnotes are an integral part of this statement.

WORLD WIDE WEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2004	2003
Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(272,477)	$(135,123)
Shares issued for services	56,250
Depreciation	9,761	79
(Increase) decrease in assets:
Loans receivable	(6,370)	(19,500)
Accrued interest recievable	(122)
Inventory	133,341
Prepaid expenses	3,215
Due from related party	(5,302)
Increase (decrease) in liabilities:
Accounts payable	(4,850)	1,229
Other payables - related party	Advances due to shareholder	56,375
Accrued liabilities	49,342	28,106
Payroll taxes payable	(4,105)	3,106
Mortgage payable	(120,342)
Net cash (used in) operating activities	(174,411)	(52,976)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(54,814)	(1,179)
Decrease in investment	2,000
Net cash (used in) operating activities	(52,814)	(1,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	743,000	32,500
Proceeds from notes payable - related party	501,000
Payments on notes payable - related party	(1,000)	(500,000)
Proceeds from non-current loans due to shareholders	10,000
Increase in registered capital receivable	(377,982)	25,000

Net cash provided by financing activities	374,018	58,500

INCREASE IN CASH	146,793	4,345

CASH, beginning of period	51,479	43,615

CASH, end of period	$198,272	$47,960

The accompanying footnotes are an integral part of this statement

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – History and organization

Background

The following is a description of the entities referred to in the footnotes:

World Wide Web, Inc. referred to as the “Company” or “WWWB” – parent company, a Nevada corporation

CITYCAPS Information Technology Co., Ltd referred to as “CITYCAPS” – wholly owned subsidiary located in the People’s Republic of China (referred to as “PRC”)

Navitone (Shanghai) Information Technology Co., Ltd referred to as “SHANGHAI NAVITONE” – variable interest entity located in the People’s Republic of China.

On August 16, 2004, WWWB and the shareholders of CITYCAPS entered into an Acquisition Agreement (the “Agreement”) where WWWB acquires 100% interest in CITYCAPS and CITYCAPS becomes a wholly owned subsidiary of WWWB.  Pursuant to the Agreement, WWWB agreed to issue 8,000,000 restricted shares of common stock to shareholders of CITYCAPS and 2,000,000 restricted shares of common stock to CITYCAPS as consideration for 100% equity ownership and control.

WWWB was organized on November 2, 1999 under the laws of the State of Nevada. On September 15, 2003, the Company increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

In 2002, the Company changed its business plan from product sales over the internet to real estate sales and rental income. In 2003, the Company changed its business plan from real estate sales and rental income to logistics and asset tracking for mobile assets.

CITYCAPS was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. CITYCAPS is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC.  CITYCAPS is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America.  The Articles of Association provides for a 20 year term with registered capital of RMB1,157,000 or approximately USD$140,000. In September 2004, CITYCAPS increased its registered capital to USD$ 500,000.

Business structure

WWWB through its wholly owned subsidiary CITYCAPS, principally engages in the wireless value-added consumer service in China.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – History and organization (continued)

CITYCAPS operates two business divisions, (1) the wireless data communication business and (2) the wireless value-added consumer service. The wireless value-added consumer service is conducted through its variable interest entity, for which the Company is the primary beneficiary, SHANGHAI NAVITONE.

SHANGHAI NAVITONE is considered a variable interest entity under FASB Interpretation number 46(R), “Consolidation of Variable Interest Entities”, which requires consolidation of business enterprises of variable interest entities which meet certain characteristics.  SHANGHAI NAVITONE was established on April 2, 2004 and CITYCAPS is the primary beneficiary of SHANGHAI NAVITONE business operations and qualifies to be consolidated under FIN 46(R).

The accompanying consolidated financial statements include the results of operations of the Company and the variable interest entity, SHANGHAI NAVITONE.

Nature of operations

CITYCAPS principally engages in software development, providing software licenses and wireless value-added services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication net work. In addition CITYCAPS integrates mobile technology, wireless data communication, GIS (Geography Information System) technology, and internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

The business in which the Company is engaged in is subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, CITYCAPS has established SHANGHAI NAVITONE which is legally owned by two Chinese citizens who are the mother and brother of Mr. Xinnong Yang, CEO of CITYCAPS.  CITYCAPS will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. CITYCAPS does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People’s Republic of China as a Chinese limited liability company on April 2, 2004.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expires on March 31, 2005.  In order to service the customers of China Unicom Co., Ltd., SHANGHAI NAVITONE and CITYCAPS have entered into various operating agreements including trademark, domain name and software license agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – History and organization (continued)

owned by the Company, and the Company is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

In return, SHANGHAI NAVITONE is required to pay the Company licensing and service fees for the use of each domain name, trademark and technical and consulting services received. The technical and consulting service fees can be, and are, adjusted at the Company’s discretion depending on the quantity and level of services provided. These operating agreements further provide that the Company will guarantee SHANGHAI NAVITONE’s performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business.

The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of the Company. These transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. All transactions and balances between the Group’s businesses have been eliminated upon consolidation.

The consolidated financial statements include the financial statements of the Company and its subsidiary, CITYCAPS and its variable interest entity, SHANGHAI NAVITONE.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities.  FIN No. 46(R) is effective for all nonpublic entities immediately to variable interest entities or potential variable interest entities created after December 31, 2003.  The Company has elected to apply FIN 46(R) and consolidate its variable interest entity since its inception.

Foreign currency translation

The reporting currency of the Company is US dollar.  The Company uses their local currency, Renminbi, as their functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

The Company recognizes revenue for providing software license and services based on Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met.  Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, and delivery of the service has occurred and no other significant obligations remain.

The majority of the Company’s future revenues will be derived from wireless value-added services provided to the users of China Unicom’s mobile communication network.  The

Company contracts with the mobile operators for the transmission of these wireless services as well as for billing and collection services. The Company measures its revenues based on the total amount paid by its customers for services rendered, for which the mobile operators will bill and collect on the Company’s behalf.

For these billing and collection services, the mobile operators retain a fixed percentage fee, which is reflected as a cost of services in the financial statements. The Company has assessed its relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No 99-19, and has concluded that reporting the gross amounts billed to its customers are appropriate.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  There are no deferred taxes at June 30, 2004.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Income taxes (continued)

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settles. Deferred tax is charges or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current ax assets and liabilities on a net basis.

The Company’s subsidiary and variable interest entity are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  CITYCAPS enjoys a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

The Company’s variable interest entity, SHANGHAI NAVITONE is not subject to income tax but is subject to 4% tax on revenue, as defined for tax purposes. Such amounts are accrued for as a reduction to revenues.

The Company is also subject to business taxes of 5% on the provision of taxable services, which includes services provided to customers and in certain instances to the variable interest entity. All business taxes paid are accrued for as a reduction of revenues.

No provision for income taxes has been provided for as the Company has incurred losses since inception.

Product development expenses

Product development expenses consist primarily of compensation and related costs for employees associated with the development and programming of software products.

The Company accounts for product development costs under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and would capitalize, if criteria under SOP 98-1 were met, material direct costs of materials and services consumed in development or obtaining internal-use computer software during the application development stage, Cost incurred in the enhancement of the Company’s existing products and services are charged to product development expense as incurred. To date, no costs have met the criteria for capitalization and hence none have been capitalized.

Note 3 – Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Condensed financial statements and footnotes (continued)

and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  Management of the Company believes the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements should be read in conjunction with World Wide Web Inc. audited financial statements included in Form 10KSB dated April 9, 2004 and CITYCAPS audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in World Wide Web Inc.’s Form 8K/A, dated October 25, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2004 and 2003.  Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 – Related party transactions

Various administrative services are provided to the Company without charge by one of our officers and shareholder.  The cost for these services is not material to the financial statements of the Company and, accordingly, have not been reflected in the financial statements.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If other business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

The receivable of $5,302 is due from Xinnong Yang, CEO of CITYCAPS. This money was deposited in the CEO’s personal bank account in the United States to be used for the payment of expenses incurred in the United States as CITYCAPS does not have any US bank accounts opened at this time.

The $56,375 of advances due to shareholder consisted of advances from Mr. Xinnong Yang, CEO of CITYCAPS, to pay for operating expenses of the Company. This is a short-term loan and non-interest bearing and no due date for repayment.

In July 2003, the Company received $1,000 from Sider Family, LP, an entity controlled by the president of the Company.  This note is due upon demand and bears no interest.  During the nine months ended September 30, 2004, the Company paid a total of $1,000 to Sider Family, LP and as of September 30, 2004, the balance is $0.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Related party transactions, continued.

In September 2004, the shareholders of the Company made advance of $10, 000 for operating expense of China operation. This is a non-current loan and non-interest bearing and no due date for repayment.

Note 5 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128).  SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.  There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2004 and 2003, 4,638,037 was the weighted average number of shares used to calculate EPS for the nine months ended September 30, 2004 and 6,113,837 was the number of shares used to calculate EPS for the nine months ended September 30, 2003.

Note 5 - Earnings per share (continued)

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of WWWB held by CITYCAPS were not included in the computation of the weighted average number of shares for the three and nine months ended September 30, 2004.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Weighted average number of shares outstanding as of September 30, 2004 is computed as follows:

Dates	Shares		Weighted-
Oustanding	Oustanding	Days	Average Shares
Year - 2004
January 1 - September 30	3,253,201	274	891,377,074
August 16 - September 30	8,000,000	46	368,000,000
August 27 - September 30	135,000	35	4,725,000
September 14 - September 30	285,000	17	4,845,000
September 16 - September 30	105,000	15	1,575,000
September 21 - September 30	30,000	10	300,000
		274	1,270,822,074
Weighted-average shares - 9 months			4,638,037

July 1 - September 30	3,253,201	90	292,788,090
August 16 - September 30	8,000,000	46	368,000,000
August 27 - September 30	135,000	35	4,725,000
September 14 - September 30	285,000	17	4,845,000
September 16 - September 30	105,000	15	1,575,000
September 21 - September 30	30,000	10	300,000
		90	672,233,090
Weighted-average shares - 3 months			7,469,257

Note 6 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with its president for a term of two years with a base salary of $64,970 per year.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month.  As of September 30, 2004, 2003, the Company owes the president $72,455 for salary, which is reflected in accrued executive compensation, and $1,000 for his car allowance, which is reflected in accounts payable - related party.  As of September 30, 2004, the president will continue to work for the Company, but he will no longer receive any additional accrued compensation or car allowance from the Company.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Acquisition

On July 15, 2004, the Company entered into a Memorandum of Understanding (MOU) with CITYCAPS.  According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value restricted common stock in exchange for 100% of CCIT.  As a result of the share exchange, CITYCAPS became a wholly owned subsidiary of the Company.  The 8,000,000 shares of the Company's $0.001 par value restricted common stock will be distributed on a pro-rata basis to the shareholders of CITYCAPS.  Two officers and directors of the Company owned approximately 36% of CITYCAPS.  In addition, CITYCAPS will receive an additional 2,000,000 shares of the Company's $0.001 par value restricted common stock which will remain with CITYCAPS without subsequent distribution.

Note 8 – Shareholders’ equity/registered capital

Registered Capital represents the consolidated approved registered capital of WORLD WIDE WEB, INC., CITYCAPS AND SHANGHAI NAVITONE.  The capital contribution receivable represents amounts due from the shareholders to the companies for their initial registered capital contributions.  CITYCAPS’S approved registered capital is approximately USD$500,000 and SHANGHAI NAVITONE's registered capital is approximately USD$121,000. According to the company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company's business license approval. As of September 30, 2004, the Company’s registered capital consisted of the following:

	WORLD WIDE		SHANGHAI
	WEB, INC.	CITYCAPS	NAVITONE	TOTALS
Total shareholders' equity/
registered capital	$328,827	$500,000	$121,000	$949,827
Registered capital recievable	-	(258,903)	(119,079)	(377,982)
Totals	$328,827	$241,097	$1,921	$571,845

Note 8 – Shareholders’ equity/registered capital

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

WORLD WIDE WEB, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Between August 27, 2004 and September 21,2004 the Company issued a total of 555,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission.  The offering consisted of units of 15,000 shares of common stock and a warrant entitling the unit holder to subsequently purchase an additional 5,000 shares of common stock.  The purchase price for each unit amounted to $6,000 and a total of $222,000 of cash proceeds were collected during this period.

The warrant entitles the unit holder the right to purchase 5,000 additional shares of common stock of the Company and will expire on August 30, 2006.  The exercise price for the purchase of the additional shares will be $1.00 per share of common stock for exercising all or part of the warrant.  As of September 30, 2004 a total of thirty seven warrants are outstanding entitling the holders of the warrants to 185,000 shares of common stock and as September 30, 2004 none of these warrants have been exercised.

As of September 30, 2004, the Company has 13,808,201 shares of common stock issued and outstanding including the 2,000,000 shares issued to our subsidiary, CITYCAPS.

Item 2. Management's Discussion and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements. We may refer to the Company or WWWB herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources"; (f) whether there will be continuing negative economic effects upon China; and (g) whether worldwide economic conditions will negatively affect industries in China and our revenues.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Management's Discussion

World Wide Web, Inc., referred to as the "Company", "WWWB" or the “parent company”, is a Nevada corporation, organized on November 2, 1999 under the laws of the State of Nevada. On September 15, 2003, the Company increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.  CITYCAPS Information Technology Co., Ltd, also referred to as "CITYCAPS" is a wholly owned subsidiary of WWWB and is located in the People's Republic of China (referred to as "PRC")

On August 16, 2004, WWWB and the shareholders of CITYCAPS entered into an Acquisition Agreement (the "Agreement") where WWWB acquired 100% interest in CITYCAPS and CITYCAPS became a wholly owned subsidiary of WWWB. Pursuant to the Agreement, WWWB agreed to issue 8,000,000 restricted shares of common stock to shareholders of CITYCAPS and 2,000,000 restricted shares of common stock to CITYCAPS as consideration for 100% equity ownership and control.

WWWB, through its PRC subsidiary, specializes in logistics and asset tracking for mobile assets.  It is generally engaged in wireless value-added consumer services in China.  CITYCAPS was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. CITYCAPS is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. CITYCAPS is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of RMB1,157,000 or approximately USD$140,000.

The reporting currency of the Company is the US dollar. CityCaps uses its local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

In the nine months ending September 30, 2004, we generated $33,746 in revenues while incurring $305,942 in selling, general and administrative expenses.  Thus, the cumulative net loss for nine months ending September 30, 2004 was $272,477.  The cumulative net loss is attributable primarily to the early-stage nature of our operation in China though our recently acquired subsidiary. In the nine months ending September 30, 2003, we generated $579,310 in revenues while incurring $159,201 in selling, general and administrative expenses.  The cumulative net loss for nine months ending September 30, 2003 was $135,123.  The Company’s change of focus from real estate related operations to wireless services resulted in a transition period affecting our revenue sources and performance.

Liquidity and Capital Resources

As of September 30, 2004, we had $66,948 in working capital.  Our current assets as of September 30, 2004 consisted of $198,272 in cash, $6,370 in other receivables, $4,285 in pre-paid expenses and $5,302 due from a related party.

We believe that we have sufficient resources to continue modest or nominal operations for the next twelve months.  However, we expect that we might assess additional capital formation strategies so as to endeavor to expedite the growth of our operations.  Most recently, between August 27 and September 21, the Company issued a total of 555,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of our intended business plan.

Plan of Operation

Through CITYCAPS, we expect to operate two business divisions, (1) wireless data communications services and (2) wireless value-added consumer service. The wireless value-added consumer service is conducted through a variable interest entity, for which the Company is the primary beneficiary, SHANGHAI NAVITONE.

We shall principally engage in software development, providing software licenses and wireless value-added services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication network. In addition, we offer integrated mobile technology, wireless data communication, GIs (Geography Information System) technology, and internet support so as to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

We are subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE which is legally owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, CEO of CITYCAPS. CITYCAPS will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. CITYCAPS does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People's Republic of China as a Chinese limited liability company on April 2, 2004.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. with respect to value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. In order to service the customers of China Unicom Co., Ltd., SHANGHAI NAVITONE and CITYCAPS have entered into various operating agreements including trademark, domain name and software licensing agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by the Company, and the Company is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

In return, SHANGHAI NAVITONE is required to pay the Company licensing and service fees for the use of each domain name, trademark and technical and consulting services received. The technical and consulting service fees can be, and are, adjusted at the Company's discretion depending on the quantity and level of services provided. These operating agreements further provide that the Company will guarantee SHANGHAI NAVITONE's performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business.  The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of the Company. These transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

The majority of the Company's future revenues will be derived from wireless value-added services provided to the users of China Unicom's mobile communication network. The Company contracts with the mobile operators for the transmission of these wireless services as well as for billing and collection services. The Company measures its revenues based on the total amount paid by its customers for services rendered, for which the mobile operators will bill and collect on the Company's behalf.

For these billing and collection services, the mobile operators retain a fixed percentage fee, which is reflected as a cost of services in the financial statements.  The Company has assessed its relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No 99-19, and has concluded that reporting the gross amounts billed to its customers is appropriate.

At present we have approximately 40 employees and have recently expanded our offices in China and Southern California.

Item 3. Controls and Procedures

Based on our most recent review, our officers and directors have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by WWWB in the reports we file or submit under the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our key Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

On August 16 2004, the Company acquired CITYCAPS. According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value restricted common stock in exchange for 100% of CCIT. As a result of the share exchange, CITYCAPS became a wholly owned subsidiary of the Company. The 8,000,000 shares of the Company's $0.001 par value restricted common stock will be distributed on a pro-rata basis to the shareholders of CITYCAPS. Two officers and directors of the Company owned approximately 36% of CITYCAPS. In addition, CITYCAPS will receive an additional 2,000,000 shares of the Company's $0.001 par value restricted common stock which will remain with CITYCAPS without subsequent distribution.

Between August 27 and September 21, the Company issued a total of 555,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission.

The restricted shares were sold as part and parcel of certain units consisting of common stock of World Wide Web, Inc, and warrant(s) for the purchase of additional shares of common stock of the Company, Each unit consisted of Fifteen Thousand (15,000) shares of common stock of the Company and warrant(s) entitling the undersigned to subsequently purchase Five Thousand (5,000) additional shares of common stock of the Company.  The purchase price for each unit was U.S. $6,000.00.

The warrants entitle the subscribers to subsequently purchase 5,000 additional shares of common stock of the Company and expire on August 30, 2006.  The exercise price for the purchase of the additional shares underlying the warrant(s) is U.S. $1.00 per share of common stock of the Company purchased in conjunction with the exercise of all or part of the warrant(s).

The proceeds of sale were intended to be used for general working capital and for legal, accounting and consulting expenses related to the CITYCAPS transaction.

As of September 30, 2004, and, including the 2,000,000 shares of restricted common stock resting with CITYCAPS without present distribution, the Company has 13,808,201 shares of common stock issued and outstanding.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)

Articles of Incorporation incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC.

(b)

Bylaws incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC.

10.	Material Contracts
(a) China Unicom Contract (b) Citycaps Navitone Contract

31.	Certifications pursuant to the Sarbanes-Oxley Act of 2002
32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Wide Web, Inc.
(Registrant)

Signature	Title	Date

/s/ Michael Zuliani	CEO, Director	November 12, 2004
Michael Zuliani

/s/ Herb Sider	Secretary	November 12, 2004
Herb Sider

/s/Jerrold A. Wish	Principal Financial Officer, Principal Accounting Officer	November 12, 2004
Jerrold A. Wish