Form 10KSB
period 2004-12-31
NAVITONE TECHNOLOGIES INC
filed 2005-03-31
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission file number 000-3317

Navitone Technologies, Inc. (formerly known as, World Wide Web, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	88-0440630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4850 W. Flamingo Road #22
Las Vegas, Nevada 89103
(Address of principal executive offices)

(714)-257-0105
(Issuer's telephone number)
World Wide Web, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [   ]

State issuer's revenues for its most recent fiscal year: $35,306.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2005 is $1,599,966.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 15,408,392 shares issued and outstanding as of March 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

On January 4, 2005, we filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 with respect to our name change from World Wide Web, Inc. to Navitone Technologies, Inc.  That filing is incorporated herein by reference thereto.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

TABLE OF CONTENTS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  These risks and uncertainties include: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained further in "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources"; (f) whether there will be negative economic effects in China; and (g) whether worldwide economic conditions will negatively affect industries in China and our revenues.  In addition, we are subject to more general risks and uncertainties including price competition, the decisions of customers, the actions of competitors, potential delays in the introduction of new products and services, customer acceptance of products and services, our ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein or in documents incorporated by reference herein.  For further information, see "Item 1. Description of Business-B. (4) Industry background and competition."

The cautionary statements made above and elsewhere by us should not be construed as exhaustive.  In many cases, we cannot predict what factors could cause results to differ materially from those indicated by the forward-looking statements.  In addition, many factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

In this Form 10-KSB, "Navitone" refers to Navitone Technologies, Inc. and "our Company", "we" and "our" refer to Navitone Technologies, Inc. and our consolidated subsidiaries and variable interest entities.

Item 1. Description of Business.

A.

Business Development and Summary

We are a software development company specializing in mobile resource management ("MRM"). Navitone was incorporated under the laws of the State of Nevada on November 12, 1999 as World Wide Web, Inc.  On January 15, 2005, a majority of our stockholders approved, by unanimous written consent, to change Navitone's name from World Wide Web, Inc. to Navitone Technologies, Inc.  This name change reflects the change of focus in our business as a result of our acquisition of CITYCAPS Information Technology Co., Ltd. ("CITYCAPS")

Since the beginning of 2004, we have focused substantially all of our resources on researching, developing and commercializing our MRM software, directly and through our wholly owned subsidiary, Navitone Technologies Inc., China ("Navitone China," formerly CITYCAPS).  We formerly had a business plan to provide a wide variety of products at price points lower than typically found through retail outlets via the Internet.  During 2003, our business focused on the purchase of distressed real estate properties for resale in the Las Vegas, Nevada market and surrounding communities.  By the end of 2003, we had developed our present business plan of logistics and asset tracking for mobile assets.

Our marketing efforts through the end of calendar year 2004 have focused on wireless market segments.  Our technology is marketed through China Unicom Co., Ltd. ("China Unicom"), other distributors and direct sales programs that include seminars, direct mail, print advertising and telemarketing.  We will stay focused on our primary product, MRM software, through most of 2005.  We also plan to begin work on several other software programs that are scheduled to be released in late 2005.

The majority of our expected revenues will be derived from wireless value-added services provided to the users of China Unicom's mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered.  Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

Our administrative office is located at 4850 W. Flamingo Road #22, Las Vegas, Nevada 89103, telephone (714)-257-0105.

Our fiscal year end is December 31.

B.

Business of Issuer

(1)

Principal Products and Services and Principal Markets

We offer a line of mobile management services and location-based applications.  Backed by powerful location-based service ("LBS") servers and intelligent XML open customer platforms, our mobile services and solutions provide enterprises and mobile professionals with highly scaled, intelligent management tools, and allow industries to manage their resources in a brand new way.  Based on Qualcomm's CDMA 1X and new GPS ONE technologies, our MRM software has given customers more efficient and cost effective ways to communicate, locate and manage their mobile resources and assets.

MRM offers effective tools for businesses to manage their mobile personnel, plan mobile resources, and collect mobile information.  MRM is based on wireless, Internet, and LBS technology.  The system includes a powerful web-based application, with the client running on regular cell phones which support either WAP (wireless application protocol) or BREW (binary runtime environment for wireless).  Backed by our core location technology, the system can help management record, trace, and review the daily activities of a company's mobile resources, and off-site personnel. Users can also use the system to plan an optimal visiting trip, and to manage a customer's information.  Off-site personnel can also access the client company's database, view their trip planning, and report visiting information and location via a secured wireless network.  Typically, a logistics company can easily locate and manage their delivery vehicles in real time. Service companies may use the system to dispatch their service personnel for urgent services. Additionally, companies can monitor and manage their sales force in a more efficient and reliable way.

We are not in the manufacturing business.  We rely on third-party manufacturing companies to manufacture all hardware devices, which include various mobile phones that are equipped with the CDMA1X chip.

At the present we hold no patents on our MRM software, but we are researching ways of trying to patent portions of the process.  For more information, see "(7) Intellectual Property" below.

(2)

Distribution Methods of the Products or Services

Our MRM software will not be sold directly to the general public, but rather through China Unicom and other distributors, which will handle all contracts, billing and hardware issues with end-users.

In order to comply with laws and regulations in the People's Republic of China ("PRC" or "China") that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established Lanxing, a Chinese limited liability company formed on April 12, 2004.  We refer to Lanxing as "SHANGHAI NAVITONE."  SHANGHAI NAVITONE is owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, the CEO of our subsidiary, Navitone China.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2005 but will automatically renew for another year unless terminated prior thereto by either party.  In order to service the customers of China Unicom, SHANGHAI NAVITONE and Navitone China have entered into various operating agreements including trademark, domain name and software licensing agreements and exclusive technical consulting and services agreements, whereby SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by Navitone China, which is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

In return, SHANGHAI NAVITONE is required to pay Navitone China licensing and service fees for the use of each domain name, trademark and technical and consulting service received.  The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone China depending on the quantity and level of services provided.  These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE's performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business.  The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of Navitone China.  Such transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

In August 2004, we launched our products and services nationwide in China with the support of China Unicom, Qualcomm and Kyocera.  Our products and services are introduced and sold to our customers in China by local China Unicom offices.  Kyocera and its retailers supply our customers with mobile phones and enhanced battery packages.

(3)

Status of any announced new product or service

We are presently developing our Fleet Management System ("FMS") powered by our LBS, which will provide affordable fleet management services to eliminate the high upfront costs and limited capabilities inherent in other systems.  Our FMS will let users locate and control a fleet of vehicles with high reliability and flexibility at a lower cost.  Users will not need comprehensive computer knowledge to utilize our FMS product.  Our FMS will utilize an internet browser as the client software to track and manage vehicles in real time.  We are presently in the testing stage and hope to bring this product to market by the end of 2005.

(4)

Industry background and competition

We face strong competition for our services. We compete primarily on the basis of our relationships in mainland China.  As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market.  In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we offer or may offer in the future, or to offer new services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, a Global Positioning System ("GPS"), software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully, it may harm our business or increase our sales cycles, resulting in a loss of market share and revenues. We face competition from a number of different business productivity solutions, including but not limited to:

1.

Solutions developed internally by our prospective customers' information technology staffs;

2.

Radios, handheld devices and wireless telephones;

3.

Solutions offered by other market entrants.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

Risk factors affecting our future results of operation

Our future results of operations involve a number of risks and uncertainties.  The following discusses a number of risks that could impact our financial condition and results of operations.

Country risk

Currently, our revenues are primarily derived from the sale of our products and services to customers in China.  We hope to expand our operations to countries outside of China, however, such expansion has not yet commenced and there can be no assurance that we will be able to achieve such an expansion successfully.  Therefore, a downturn or stagnation in the economic environment of China could have a material adverse effect on our financial condition or results of operations.

Product risk

We have conducted limited operations and we have little operating history.  We are subject to the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in international commerce.  In addition to competing with other telecommunication and web companies, we could have to compete with larger U.S. companies that have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the Chinese market. If U.S. companies do gain access to the Chinese markets in general, they may be able to offer products at a lower price. There can be no assurance that we will remain competitive should this occur.

Exchange rate risk

We generate revenue and incur expenses and liabilities in Chinese renminbi.  As a result, we are subject to the effects of exchange rate fluctuations in the value of the renminbi.  Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated only slightly against the U.S. dollar.  However, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency, and there has been speculation recently that the renminbi will be revalued upward against the U.S. dollar.  Our results of operations and financial condition may be affected by changes in the value of renminbi and any other currencies in which our earnings and obligations are denominated.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

Dependency on key personnel

Our future success depends on the continued services of executive management in China, including Xinnong Yang.  The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.  We do not currently maintain key-man insurance on their lives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees.  Competition for these individuals is intense and increasing.

Dependency on SHANGHAI NAVITONE

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE.  SHANGHAI NAVITONE effectively represents approximately 90% of our revenues.  SHANGHAI NAVITONE is owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, the CEO of our subsidiary, Navitone China.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE, and therefore we rely heavily on our continued relationship with SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  Because of this legal structure, it is possible for SHANGHAI NAVITONE to cease doing business with us, in which case we would be unable to provide value-added telecommunications services in China.  This would materially affect our financial condition and results of operation.

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom.  On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2005 but will automatically renew for another year unless terminated prior thereto by either party.  Although we intend on utilizing other distributors and direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers.  If China Unicom terminated its relationship with us, or was otherwise unsuccessful in distributing our MRM software product to end-users, our financial condition and results of operation could be materially effected.

Dependency on subsidiary performance

Currently, a majority of our revenues are derived via the operations of our subsidiaries.  In addition to the risks associated with our relationship with SHANGHAI NAVITONE, discussed above, economic, governmental, political, industry and internal company factors outside of our control affect each of our subsidiaries.  If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline.  Some of the material risks relating to our partner companies include:

o

Our subsidiaries are located in China and are subject to the risks arising from economic, political and regulatory forces in China; and

o

Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

A visible trading market for our common stock may not develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NVTN". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

o

investors may have difficulty buying and selling or obtaining market quotations; and

o

market visibility for our common stock may be limited, which may have a depressive effect on the market price for our common stock.

Liability risk

Insurance companies in China offer limited business insurance products.  As a result, we do not have any business liability or disruption insurance coverage for our operations in China, and our coverage may not be adequate to compensate for all losses that may occur, particularly with respect to loss of business and reputation.  Any business disruption litigation or natural disaster could expose us to substantial costs and losses.

Other Risk Factors

There are several other risks and uncertainties facing the Company, including our ability to raise money and grow our business and potential difficulties in integrating new acquisitions, especially as they pertain to foreign markets and market conditions.  These risks and uncertainties can materially affect our future financial condition and results of operations.

Our future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside our control. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

(1)

Sources and availability of raw materials and the names of principal suppliers

Our products and services are introduced and sold to our customers by local China Unicom offices.  Kyocera and its retailers supply our customers with the mobile phones and enhanced battery packages required to use our product.  As such, we are heavily reliant on our relationship with China Unicom and on Kyocera's continued production of mobile phones and accessories that are compatible with our product.  However, there are other manufacturers of mobile phones and accessories that are compatible with our products that we could utilize in the future.

(2)

Customers

Our ability to attract customers is heavily reliant upon our relationship with SHANGHAI NAVITONE and our indirect relationship with China Unicom.  Through them, we have attracted new users of our products and services at a rapid pace and currently serve over 50 companies and organizations.  A sample list includes:

1. Shanghai Bocheng Moderm Office Equipment Co, Ltd.

2. Mitsubishi Corporation

3. Shanghai Jiaoda Onlly Co, Ltd.

4. Shanghai Nestle Food Co, Ltd.

5. Guangzhou Chenbao Chemical Co, Ltd.

6. Swire Coca-Cola Beverages Cuangzhou Ltd.

7. Ningbo Lida Transportation Co, Ltd.

8. Ping An Insurance (Group) Company of China, Ltd.

9. Hangzhou Inner River Ship

10. Guangdong Foshan Post Office

11. Ningbo Wanda Express Transport Co, Ltd.

12. PICC Property and Casualty Company Ltd. Ningbo Branch

However, due to regulatory constraints dictated by Chinese law with respect to foreign ownership of entities engaged in value-added telecommunication products and services, we are captive to one customer, SHANGAI NAVITONE, and its relationship with China Unicom.  SHANGAI NAVITONE effectively represents approximately 90% of our revenues.  See "B. (4) Industry background and competition" for more information.

(1)

Intellectual Property

We rely on a combination of trade secret, trademark, copyright law, and nondisclosure and other contractual restrictions to protect our proprietary technology and licenses.  Presently, we do not possess any patents and we do not have any patent applications pending.

As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information.  In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed.

Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management's attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our services, which would make our services less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

(2)

Need for Government Approval

As we expand our efforts to develop new products and services, we will have to remain attentive to relevant Chinese and U.S. federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

As our services are primarily offered in China, the Chinese government may in the future require that Navitone qualify to do business as a foreign corporation in China, or may seek to change or otherwise interfere with our contractual relationship with Shanghai Navitone.  Any event having a negative impact on our relationship with SHANGAI NAVITONE would be detrimental to our business.

New legislation or the application of laws and regulations in China could have a detrimental effect upon our business. We cannot predict the impact, if any, that future Chinese or U.S. regulatory changes or developments may have on our business, financial condition, or results of operation.

The Chinese government heavily regulates telecommunications services, including value-added telecommunications services and the licensing and permit requirements for companies in these industries. Because these laws and regulations and the legal requirements with regard to value-added telecommunications services are relatively new, their interpretation and enforcement involve significant uncertainty. This has created substantial uncertainties regarding the legality of existing and future operations and activities of ancillary telecommunications services in China, including our business.  In some cases, our current and previous services or business could be deemed to be in violation of Chinese laws or regulations, in which case we may be subject to fines or other penalties and may have to cease such business or services.

(3)

Effect of existing or probable government regulations

The Chinese Legal System

The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations.  First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants.  These laws, however, do impose standards concerning corporate formation and governance, which are generally not qualitatively different from the state general corporation laws in the United States.  However, the Chinese accounting laws mandate accounting practices that are not consistent with U.S. Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual "statutory audit" be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws.  We are also required to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution.  As a practical matter, no assurances can be given that the Chinese legal infrastructure will not result in a significant impediment to the operation of Navitone Technologies, Inc. in China.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

(a)

We will be able to capitalize on economic reforms;

(b)

The Chinese government will continue its pursuit of economic reform policies;

(c)

The economic policies, even if pursued, will be successful;

(d)

Economic policies will not be significantly altered from time to time; and

(e)

Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems.  Because many reforms are unprecedented or experimental, they are expected to be refined and improved.  Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures.  This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate.  Recently, there have been indications that rates of inflation have increased.  In response, the Chinese government recently has taken measures to curb this excessively expansive economy.  These measures have included revaluations of the Chinese currency, the renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain classes of consumers, and limited re-centralization of the approval process for purchases of some foreign products.  These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.  The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. To date, reforms to China's economic system have not adversely impacted our operation; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government.

(1)

Cost of Research and Development

Most of our direct costs of services and general and administrative expenses cover the costs of management and development of our services and related applications.  During the years ended December 31, 2003 and 2004, the combined direct costs of services and general and administrative expenses were equal to approximately $0 and $632,131, respectively.

(2)

Costs and effects of compliance with environmental laws

To date, we have not expended any material amounts to comply with environmental laws.  In addition, we do not believe that our current business plan exposes us to any material compliance issues with respect to environmental laws.

(3)

Employees

We currently employ a total of 75 people on a full-time basis.  In 2005, we will look at expanding our work force to approximately 120 people mostly in sales, marketing and research and development in China and the United States.  We also rely on the sales of China Unicom and several other distributors.

Item 2. Description of Property.

We do not own, directly or indirectly, any real property.  We lease approximately 730 square meters in Shanghai, China. Use of our offices in Las Vegas, Nevada and Brea, California is provided by our Chief Executive Officer and Treasurer, respectively, free of charge.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 18, 2005, we filed a Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 with respect to our name change to Navitone Technologies, Inc., which is incorporated by reference in this Form 10-KSB.  The discussion below is a summary of the information contained in that Information Statement.

The Board of Directors of World Wide Web, Inc., in a meeting held on December 15, 2004, resolved to amend Article One of Navitone's Articles of Incorporation so as to change its name from World Wide Web, Inc. to Navitone Technologies, Inc.  The name change was approved by stockholders pursuant to a written consent signed by stockholders holding a majority of the common stock entitled to vote on the matter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board® under the symbol "NVTN."  Public listing of our common stock commenced on April 25, 2002 under the symbol WWWI. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board® for the periods indicated.  Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low Bid	High Bid

Three months ended March 31, 2003	$0.20	$0.80
Three months ended June 30, 2003	$0.30	$0.56
Three months ended September 30, 2003	$0.20	$0.44
Three months ended December 31, 2003	$0.12	$0.36
Three months ended March 31, 2004	$0.07	$0.51
Three months ended June 30, 2004	$0.35	$0.56
Three months ended September 30, 2004	$0.35	$0.45
Three months ended December 31, 2004	$0.20	$0.35

Holders

As of March 28, 2005, we had approximately 15,408,392 shares of our common stock issued and outstanding held by approximately 111 stockholders of record.  Our Transfer Agent is Pacific Stock Transfer Company, 500 E. Warm Springs Rd., Ste. 240 Las Vegas, NV 89119, telephone (702) 361-3033.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.   These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

1.

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

2.

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

3.

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

4.

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

5.

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon the exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

The following information covers all securities that Navitone sold within the past three years without registering the securities under the Securities Act:

On February 17, 2004, Navitone effectuated a 1-for-2 reverse stock split for all stockholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

On August 16 2004, we acquired CITYCAPS Information Technology Co. Ltd ("CITYCAPS"). According to the terms of the Acquisition Agreement dated August 16, 2004, between World Wide Web, Inc. and CITYCAPS, we agreed to issue 8,000,000 shares of Navitone's $0.001 par value restricted common stock in exchange for 100% of the common shares of CITYCAPS.  As a result of the share exchange, CITYCAPS became a wholly owned subsidiary of Navitone.  The 8,000,000 shares of Navitone's restricted common stock were distributed on a pro-rata basis to the shareholders of CITYCAPS.  Two officers and directors of Navitone owned approximately 36% of CITYCAPS.  In addition, CITYCAPS received an additional 2,000,000 shares of Navitone's restricted common stock which will remain with CITYCAPS without subsequent distribution.

Between August 27 and December 31, 2004, Navitone issued a total of 555,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission.  The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock.  The purchase price for each unit was U.S. $6,000.00.

The warrants expire on August 30, 2006.  The exercise price for the purchase of the additional shares underlying the warrants is U.S. $1.00 per share.

The proceeds from the sale were used for general working capital and for legal, accounting and consulting expenses related to the CITYCAPS transaction.

Item 6. Management's Discussion and Analysis and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning expected financial performance, corporate strategy, and operational plans.  Actual results could differ materially from those projected in forward-looking statements as a result of a number of risks and uncertainties.  See "Cautionary Statement Concerning Forward-Looking Statements."

A.

Management's Discussion

Overview

Navitone Technologies, Inc. is Nevada Corporation that specializes in software solutions and mobile resource management, whose principal operations are conducted in China from our offices in Shanghai.  We serve customers throughout Asia and North America and intend on becoming the leading provider of Mobile Resource Management ("MRM") services worldwide.  Working with various wireless carriers, we offer a series of mobile management services for mobile professionals over the Internet and wireless networks using different mobile devices including GPS-enabled mobile phones, Smartphones and PDAs.

With a broad range of software products, we are focused on software development in location based applications as well as providing software licenses and services in MRM, logistics applications, and asset tracking and monitoring using a wireless communication network.  As a software solution provider, we integrate state-of-the-art mobile technology, wireless data communication, Geography Information System ("GIS") technology, and powerful Internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions that enable them to better manage their resources and assets.

We offer a line of mobile management services and location based applications. Backed by powerful location-based service ("LBS") servers and intelligent XML open customer platforms, our mobile services and solutions provide enterprises and mobile professionals with highly scaled, intelligent management tools and allows industries to manage their resources in a brand new way.  Based on Qualcomm's CDMA 1X and new GPS ONE technologies, our MRM software has given customers more efficient and cost effective ways to communicate, locate and manage their mobile resources and assets.

MRM offers effective tools for businesses to manage their mobile personnel, plan mobile resources, and collect mobile information.  MRM is based on wireless, Internet, and LBS technology.  The system includes a powerful web-based application, with the client running on regular cell phones which support either WAP (wireless application protocol) or BREW (binary runtime environment for wireless).  Backed by our core location technology, the system can help management record, trace, and review the daily activities of a company's mobile resources, and off-site personnel. Users can also use the system to plan an optimal client call and to manage a customer's information. Off-site personnel can also access the client company's database, view their trip planning and report client call information and location via a secured wireless network.  Typically, a logistics company can easily locate and manage their delivery vehicles in real time. Service companies may use the system to dispatch their service personnel for urgent services.  Companies can also monitor and manage their sales force in a more efficient and reliable way.

Discussion

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is a Nevada corporation, organized on November 2, 1999.  Navitone Technologies China Co., Ltd ("Navitone China", formerly CITYCAPS), is a Chinese limited liability company and a wholly owned subsidiary of Navitone.

We operate two business divisions, (1) wireless data communications services and (2) wireless value-added consumer service. The wireless value-added consumer service is conducted through a variable interest entity, which we refer to as "Shanghai Navitone."  We are required to include Shanghai Navitone's financial results in our consolidated financial statements.

We principally engage in software development, providing software licenses and wireless value-added services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication network. In addition, we offer integrated mobile technology, wireless data communication, GIS technology, and Internet support so as to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

We are subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.  See "Cautionary Statement Concerning Forward-Looking Statements" and "Item 1. Description of Business-B.(4) Industry background and competition " for more information.

In order to comply with laws and regulations in the People's Republic of China ("PRC" or "China") that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established Lanxing, a Chinese limited liability company formed on April 12, 2004.  We refer to Lanxing as "SHANGHAI NAVITONE."  SHANGHAI NAVITONE is owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, CEO of our subsidiary, Navitone China.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2005 but will automatically renew for another year unless terminated prior thereto by either party.  In order to service the customers of China Unicom, SHANGHAI NAVITONE and Navitone China have entered into various operating agreements including trademark, domain name and software licensing agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by Navitone China, which is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

In return, SHANGHAI NAVITONE is required to pay Navitone China licensing and service fees for the use of each domain name, trademark and technical and consulting service received.  The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone China depending on the quantity and level of services provided.  These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE's performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business.  The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of Navitone China.  Such transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

The majority of our expected revenues will be derived from wireless value-added services provided to the users of China Unicom's mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered.  Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

For these billing and collection services, the mobile operators retain a fixed percentage fee, which is reflected as a cost of service in our financial statements.  We have assessed our relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No. 99-19, and have concluded that reporting the gross amounts billed to our customers is appropriate.

At present we have approximately 57 employees and have recently expanded our offices in China and Southern California.

At inception, our principal operations consisted primarily of internet-based e-commerce activity.  We sold products over the Internet through E-bay.  In 2003 the focus of our business began to shift towards real estate related investment and financing.  In 2004, after evaluating the potential business opportunity presented by Navitone China (then named CityCaps), we opted to proceed with an acquisition of Navitone China and thereby shifted our principal business focus once more.

Over the course of the past two (2) years, our subsidiary's operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses.

To date, we have not sold our services outside of China; however, we intend to expand our service offerings to additional countries in the future. We have only one direct customer, China Unicom.  They have contracted with us for our products and services and they resell these products and services to their customers.  No other customers comprised 10% or more of total revenues in 2004.

Our operating subsidiary, Navitone China, has invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future.

We generated a modest net income of $5,444 in the fiscal year ending December 31, 2002, while the core focus of our business was Internet based sales. For the fiscal year ending December 31, 2003, we incurred a net loss of $166,477.  In that year we had transitioned our business focus to real estate related activities.  For the fiscal year ending December 31, 2004, we incurred a net loss of $597,204.  In that year we acquired Navitone China and changed our core business accordingly.  In each quarter of 2004 we incurred a net loss and we are likely to incur net losses in the immediate future until such time as we are able to fully execute our business plan.  As of December 31, 2004, we had an accumulated deficit of $793,529.  The fact that we have essentially operated three very different business from 2002 to the present makes any comparative analysis from year to year or quarter to quarter difficult and of limited value.  The limited operating history of our present core business makes it difficult to forecast future operating results. We may not achieve, sustain or increase profitability on a quarterly or annual basis for some time, if at all.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 2 of the Notes to the Consolidated Financial Statements, included in this Report on Form 10-KSB, is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

The consolidated financial statements include the financial statements of Navitone, its subsidiary, Navitone China and its variable interest entity, SHANGHAI NAVITONE.  In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities.  FIN No. 46(R) is effective for all nonpublic entities immediately to variable interest entities or potential variable interest entities created after December 31, 2003.  We have elected to apply FIN 46(R) and consolidate our variable interest entity since its inception.

Foreign Currency Translation

Our reporting currency is the U.S. dollar.  Our subsidiary, Navitone China, uses China's local currency, the renminbi, as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders' equity.

We recognize revenue for providing software license and services based on Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met.  Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, and delivery of the service has occurred and no other significant obligations remain.

The majority of our future revenues will be derived from wireless value-added services provided to the users of China Unicom's mobile communication network.  We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by its customers for services rendered, for which the mobile operators will bill and collect on our behalf.  The mobile operators, in turn, retain a fixed percentage fee, which is reflected as a cost of services in our financial statements.  We have assessed our relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No 99-19, and have concluded that reporting the gross amounts billed to our customers is appropriate.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consists of taxes currently due plus deferred taxes.  There are no deferred taxes as of December 31, 2004.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

Our subsidiary and variable interest entity are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws").  Under the Income Tax Laws, foreign investment enterprises ("FIE") generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  Navitone China enjoys a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

The Company's variable interest entity, SHANGAI NAVITONE, is not subject to income tax but is subject to 4% tax on revenue, as defined for tax purposes. Such amounts are accrued for as a reduction to revenues.  We are also subject to business taxes of 5% on the provision of taxable services, which includes services provided to customers and in certain instances to the variable interest entity.  All business taxes paid are accrued for as a reduction of revenues.  No provision for income taxes has been provided for as we have incurred losses since inception.

Product Development Expenses

Product development expenses consist primarily of compensation and related costs for employees associated with the development and programming of software products.  We account for product development costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and would capitalize, if criteria under SOP 98-1 were met, material direct costs of materials and services consumed in development or obtaining internal-use computer software during the application development stage.  Cost incurred in the enhancement of our existing products and services are charged to product development expense as incurred. To date, no costs have met the criteria for capitalization and hence none have been capitalized.

Revenue

Our revenue amounted to $35,306 in 2004, and $0 and $802,030 in 2003 and 2002, respectively.  Our 2002 revenue was the direct result of one significant real estate transaction.  Our 2004 revenue is a direct result of the growth in our installed base of subscribers to our services under our present core business. We presently have approximately 2,000 paying customers of our services.  In addition to subscriber growth, our revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our principal customer, China Unicom, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes should not have a material adverse impact on our revenue going forward.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, and marketing and promotional expenses.  Selling, general and administrative expenses amounted to $632,131 in 2004, up from $188,590 in 2003. The increase was the result of higher employee-related costs associated with higher average headcount during 2004 as a result of our acquisition of Navitone China and the shift in focus of our core business.  We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.  We also expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Stock Compensation Expense

During the year ended December 31, 2004, we issued restricted stock to certain officers, directors and employees, which issuance is characterized as a stock compensation expense.  The following table itemizes those individuals receiving stock compensation and the amount of stock received.

Name and Principal Position	Year	Restricted Stock Awards
Michael L. Zuliani, CEO, Chairman of the Board	2004	50,000

Herb Sider, President and Secretary	2004	10,000

Xinnong Yang, CEO and President China Operations, Board Member	2004	50,000

Henry Liou, Treasurer, Board Member	2004	50,000

Jerrold Wish, CFO, Board Member	2004	40,000

Income Taxes

Through 2004, we incurred net losses for federal income tax purposes.  No income taxes were incurred.

Net Income (Loss)

Net loss increased to $597,204 in 2004 from $166,477 in 2003. Total revenues increased to $35,306 in 2004 from $0 in 2003, while operating costs increased to $632,510 in 2004 from $166,477 in 2003.  Selling, general and administrative expenses grew significantly as a consequence of our acquisition of Navitone China and the shift in our core business.  Generally, we expect that our revenues may begin to grow at a faster rate than our operating expenses assuming future access to sufficient additional capital.

Changing Prices

We conduct operations primarily within China, where inflation during 2004 has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary were not material during 2004 and were expensed as incurred.

Liquidity and Capital Resources

As of December 31, 2004, we had $252,698 of cash.  Net cash used in operating activities was $430,646 in 2004.  Net cash used in investing activities was $90,337 in 2004 and resulted from the purchase of property and equipment.  Our capital expenditures have been consistent with our anticipated needs in operations, infrastructure and personnel. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we endeavor to expand globally.  Net cash provided by financing activities was $722,178 in 2004 and resulted from proceeds from the issuance of our common stock.

We believe that our current cash and cash equivalents are not likely to be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for the next eighteen months. We believe that cash generated from operations is insufficient to satisfy our liquidity requirements, so we are likely to sell additional equity or debt securities or to obtain a larger credit facility. If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of our common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations, which could harm our business, financial condition and operating results.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (the "FASB") issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities in January 2004, and a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2004. SHANGHAI NAVITONE is considered a variable interest entity under FIN 46-R.  SHANGHAI NAVITONE was established on April 2, 2004 and Navitone China is the primary beneficiary of SHANGHAI NAVITONE business operations and qualifies to be consolidated under FIN 46(R).

In May 2004, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2004 and was effective at the beginning of the first interim period beginning after June 15, 2004. In November 2004, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. We believe that we have properly classified and measured in our balance sheets and disclosed in our consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

B.

Plan of Operation

We will continue to focus on our core product technology, MRM software, throughout 2005.  Based on our contract with China Unicom, we should be able to move into more then 15 major cities by the end on 2005.  Although we anticipate that for each city we move into, we will incur a loss of approximately $100,000 before becoming profitable, management is willing to buy their market share to compete in the MRM field.  We will continue to assist China Unicom's sales team as well as direct sales through mail, print, media and telemarketing using our internal sales force.  We will also use local distributors who have relationships with large companies in vertical markets.  We currently do not plan to roll out add-on features to our MRM software and plan to focus on increasing sales to our present customer base throughout 2005.

We plan to increase the size of our operations and personnel with the main focus being on marketing and sales.  We anticipate that we could increase the number of our employees to 120 by the end of 2005.

Based on our powerful LBS platform, we will begin designing software to interface with several new hardware products by the end of 2005.  Some of this work will be done as an independent contractor and some will be for internal use.  We are working with several hardware manufactures and we are currently in negotiations to be an exclusive dealer of the Pryme Technology Group (PTG) GPS Microphone and a PTG GSM/GPS asset tracking device.  We are also developing software to interface with the Push-To-Talk phone and a camera phone that can read bar codes.  We cannot anticipate when these products will be brought to market, if ever.

Plan of Operation

Navitone Technologies, Inc. will continue to focus on its core product technology Mobile Resources Management (MRM) throughout 2005.  Based on our contract with China Unicom we expect to offer our products and services in 15 additional cities in China by the year-end 2005.  We will continue to assist China Unicom's sales team as well as pursue direct sales through mail, print, media and telemarketing using our internal sales force.  We will also use local distributors who have relationships with large companies in the vertical market or are presently in the wireless business.  We hope to roll out add on features to MRM and will continue to focus on increasing sales to our present customer base.

We project a two-fold increase in the size of our operations and personnel with the main focus on marketing and sales resources.  Using CDMA technology we can transmit more data, more efficiently on a secured network. With CDMA we can also track field personal indoors.  Using our extensive, customized features managers can design/check over their employees daily schedule, monitor their location, conduct ordering functions and generate reports in real-time, eliminating the burden of physical paperwork.  Our customers may utilize the most efficient routing and scheduling systems, locate personnel via the internet and dispatch the closest person to the scene; all while communicating through short messages or voice communication using any internet based device.  Our system, using our XML interface, can be integrated to use the customer's internal software or our own depending if they want to operate on our server or their own.

Based on our powerful Location Based Server (LBS) Platform, Navitone will begin designing software to interface with several new hardware products by the end of 2005.  Some of this work will be done by us for others, as an independent contractor and some will be for internal use.  We are working with several hardware manufacturers. We also anticipate developing software to interface with the Push-To-Talk phone and a camera phone so as to read standard bar codes.

We hope to enter the US market assuming a U.S. wireless carrier implements the requisite platform for our LBS software.  We are also seeking joint venture opportunities in Japan and India where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training.  With our ever-growing customer base, we feel we will be able to move into other countries a lot more smoothly then when we started in China as a development stage start-up.

We anticipate raising more capital through the sales of securities including but not limited to our common stock.  While this will have a dilutive effect on our present shareholders, we believe the additional capital, properly allocated for purposes of growing our customer base and increasing revenue, will positively impact shareholder value such that the marginal benefit to shareholders outweighs the marginal disadvantage of dilution.

Item 7. Financial Statements.

Navitone Technologies, Inc.

[formerly World Wide Web, Inc.]

Balance Sheets

as of

December 31, 2004 and 2003

and

Statement of Operations,

Stockholders' Equity, and

Cash Flows

for the years ended

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Navitone Technologies, Inc. and Subsidiary

(Formerly Known as World Wide Web, mc)

We have audited the accompanying balance sheet of Navitone Technologies, Inc. and Subsidiary as of December 31, 2004, and the related statements of income and other comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Navitone Technologies, Inc. (formerly known as World Wide Web, Inc.) as of December31, 2003 were audited by other auditors whose report dated March 29, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navitone Technologies, Inc. and Subsidiary as of December31, 2004, and the results of their operations and theircash flows forthe year then ended in conformity with accounting principles generally accepted in the United States of America

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

February 5, 2005

Walnut, California

F1

INDEPENDENT AUDITORS' REPORT

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Navitone Technologies, Inc. (formerly World Wide Web, Inc.) (the "Company"), as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navitone Technologies, Inc. (formerly World Wide Web, Inc.)  as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

March 30, 2005

F2

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS:
Cash	$252,698	$51,479
Accounts receivables	641
Other receivables	5,718
Prepaid expenses	726	7,500
Due from related party	8,257
Total current assets	268,040	58,979

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	88,732	1,042

OTHER ASSETS:
INVESTMENTS		2,000

DEPOSIT	11,700
Total other assets	11,700	2,000

Total assets	$368,472	$62,021

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$637	$5,579
Notes payable - related party		1,000
Accrued liabilities	157,024	39,970
Payroll taxes payable	1,755	4,970
Total current liabilities	159,416	51,519

Total liabilities	159,416	51,519

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 12,889,592 shares issued and outstanding for 2004 and 3,253,201 shares issued and outstanding for 2003.	12,889	3,253
Additional paid-in capital	1,148,429	203,574
Registered capital contribution receivable	(158,757)
Retained earnings (deficit)	(793,529)	(196,325)
Accumulated other comprehensive income	24
Total shareholders' equity	209,056	10,502
Total liabilities and shareholders' equity	$368,472	$62,021

The accompany notes are an integral part of this statement.

F3

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES:
Revenues	$35,306	$-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	632,131	188,590

LOSS FROM OPERATIONS	(596,825)	(188,590)

OTHER INCOME (EXPENSE)	(379)	22,113

LOSS BEFORE PROVISION FOR INCOME TAX	(597,204)	(166,477)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(597,204)	(166,477)

OTHER COMPREHENSIVE INCOME	24	-

COMPREHENSIVE INCOME (LOSS)	$(597,180)	$(166,477)

Weighted average number of shares outstanding	6,674,602	3,100,149

Earnings per share, basic and diluted	$(0.09)	$(0.05)

The accompany notes are an integral part of this statement.

F4

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

				Registered			Accumulated
			Additional	capital		Retained	other
	Common stock		paid-in	payable	Statutory	earnings	comprehensive
	Shares	Amount	capital	(receivable)	reserves	(deficit)	income	Totals
BALANCE, December 31, 2002	2,910,283	$2,910	$90,167	$-	$-	$(29,848)	$-	$63,229

January 2003 cash received				12,500				12,500
January 2003 shares issued for services	127,500	128	50,872					51,000
February 2003 shares issued for services	10,000	10	2,990					3,000
June 2003 cash received				10,000				10,000
July 2003 shares issued for cash and
shares issued for services	88,750	89	24,661	(22,500)				2,250
September 2003 shares issued for cash	33,334	33	9,967					10,000
September 2003 cash received				25,000				25,000
October 2003 shares issued for cash	83,334	83	24,917	(25,000)				-
Net (loss)						(166,477)		(166,477)
BALANCE, December 31, 2003	3,253,201	3,253	203,574	-	-	(196,325)	-	10,502

Shares issued for cash	1,455,000	1,455	580,545					582,000
Shares issued for services	181,391	181	72,375					72,556
August 16, 2004, shares issued in
connection with acquisition of
CITYCAPS	10,000,000	10,000	254,243					264,243
Less shares held by CITYCAPS	(2,000,000)	(2,000)						(2,000)
Additional registered capital CITYCAPS			158,757					158,757
Contributed capital receivable				(158,757)				(158,757)
Registered Capital SHANGHAI NAVITONE
Investment elimination			(121,065)					(121,065)
Foreign currency translation adjustments							24	24
Net (loss)						(597,204)		(597,204)
BALANCE, December 31, 2004	12,889,592	$12,889	$1,148,429	$(158,757)	$-	$(793,529)	$24	$209,056

The accompany notes are an integral part of this statement.

F5

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS  ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(597,204)	$(166,477)
Shares issued for services	72,556	56,250
Depreciation	4,647	138
(Increase) decrease in assets:
Accounts receivable	(641)
Other receivable	(5,718)
Refundable deposit	(11,700)
Inventories		133,341
Prepaid expenses	6,774
Due from related party	(8,257)
Increase (decrease) in liabilities:
Accounts payable	(4,942)	3,193
Accrued liabilities	117,054	39,970
Payroll taxes payable	(3,215)	4,970
Net cash (used in) provided by operating activities	(430,646)	71,385

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(92,337)	(1,180)
Decrease in investment	2,000
Net cash (used in) investing activities	(90,337)	(1,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	881,935	57,500
Proceeds from notes payable - related party		500
Payments on notes payable - related party	(1,000)
Payments on mortgage payable		(120,341)

Increase in registered capital receivable	(158,757)
Net cash provided by (used in) financing activities	722,178	(62,341)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	24	-

INCREASE IN CASH	201,219	7,864

CASH, beginning of year	51,479	43,615

CASH, end of year	$252,698	$51,479

Supplemental Disclosures:
Interest paid	$-	$18,655
Income taxes paid	$-	$-

The accompany notes are an integral part of this statement.

F6

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - History and organization

Background

On December 25, 2004 Navitone Technologies, Inc. (the Company) formally changed its name from World Wide Web, Inc. to Navitone Technologies, Inc. and CityCaps Information Technology Co., Ltd. to Navitone Technologies China, Inc.

The following is a description of the entities referred to in the footnotes:

Navitone Technologies, Inc., (formerly named World Wide Web, Inc.) referred to as the "Company" or "NVTN" - parent company, a Nevada corporation.

Navitone Technologies China (formerly CITYCAPS Information Technology Co., Ltd) referred to as "NAVITONE CHINA" - wholly owned subsidiary located in the People's Republic of China (referred to as "PRC")

Navitone (Shanghai) Information Technology Co., Ltd referred to as "SHANGHAI NAVITONE" - variable interest entity located in the People's Republic of China.

On August 16, 2004, NVTN and the shareholders of NAVITONE CHINA entered into an Acquisition Agreement (the "Agreement") where NVTN acquires 100% interest in NAVITONE CHINA and NAVITONE CHINA becomes a wholly owned subsidiary of NVTN.  Pursuant to the Agreement, NVTN agreed to issue 8,000,000 restricted shares of common stock to shareholders of NAVITONE CHINA and 2,000,000 restricted shares of common stock to NAVITONE CHINA as consideration for 100% equity ownership and control.

NVTN was organized on November 2, 1999 under the laws of the State of Nevada. On September 15, 2003, the Company increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock.

In 2002, the Company changed its business plan from product sales over the internet to real estate sales and rental income. In 2003, the Company changed its business plan from real estate sales and rental income to logistics and asset tracking for mobile assets.

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC.  NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America.  The Articles of Association provides for a 20 year term with registered capital of RMB

F7

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - History and organization (continued)

2,820,191 or approximately USD$341,000.  In September 2004, NAVITONE CHINA increased its registered capital to USD$ 500,000

Business structure

NVTN through its wholly owned subsidiary NAVITONE CHINA, principally engages in the wireless value-added consumer service in China.

NAVITONE CHINA operates two business divisions, (1) the wireless data communication business and (2) the wireless value-added consumer service. The wireless value-added consumer service is conducted through its variable interest entity, for which the Company is the primary beneficiary, SHANGHAI NAVITONE.

SHANGHAI NAVITONE is considered a variable interest entity under FASB Interpretation number 46(R), "Consolidation of Variable Interest Entities", which requires consolidation of business enterprises of variable interest entities which meet certain characteristics.  SHANGHAI NAVITONE was established on April 2, 2004 and NAVITONE CHINA is the primary beneficiary of SHANGHAI NAVITONE business operations and qualifies to be consolidated under FIN 46(R).

The accompanying consolidated financial statements include the results of operations of the Company and the variable interest entity, SHANGHAI NAVITONE.

Nature of operations

NAVITONE CHINA principally engages in software development, providing software licenses and wireless value-added services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication net work. In addition NAVITONE CHINA integrates mobile technology, wireless data communication, GIS (Geography Information System) technology, and internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

The business in which the Company is engaged in is subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, NAVITONE CHINA has established SHANGHAI NAVITONE which is legally owned by two Chinese citizens who are the mother and brother of Mr. Xinnong Yang, CEO of NAVITONE CHINA.  NAVITONE CHINA will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. NAVITONE CHINA does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People's Republic of China as a Chinese limited liability company on April 2, 2004.

The arrangements with the shareholders of SHANGHAI NAVITONE have been undertaken solely to satisfy PRC regulations, which prohibit foreign companies from owning or operating telecommunications businesses in the PRC.

F8

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - History and organization (continued)

Nature of operations, (continued)

PRC regulations currently restrict the Company from holding equity interests in telecommunication services providers such as SHANGHAI NAVITONE.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expires on March 31, 2005.

In order to service the customers of China Unicom Co., Ltd., SHANGHAI NAVITONE and NAVITONE CHINA have entered into various operating agreements including trademark, domain name and software license agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by the Company, and the Company is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE (USD$121,065 as of December 31, 2004). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts eliminated in the consolidation.

Note 2 - Summary of significant accounting policies

Basis of presentation

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. All transactions and balances between the Group's businesses have been eliminated upon consolidation.

The consolidated financial statements include the financial statements of the Company and its subsidiary, NAVITONE CHINA and its variable interest entity, SHANGHAI NAVITONE.

F9

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Basis of presentation, (continued)

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

F10

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for equipment.  Leasehold improvements are amortized over the shorter of the initial lease term or the useful life of the asset.  Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $4,647 and $138, respectively.  Equipment and leasehold improvements consisted of the following at December 31:

	2004	2003
Leasehold improvements	12,584	-
Office equipment	80,886	1,180
Totals	93,470	1,180
Accumulated depreciation	(4,738)	(138)
Leaseholdimprovements and equipment, net	88,732	1,042

Maintenance, repairs and minor renewals are charged directly to expense as incurred.  Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2004, the Company expects these assets to be fully recoverable.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent.  Actual results could differ from these estimates.

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004.

F11

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Recently issued accounting pronouncements, (continued)

Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal."  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005.  The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option.  Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

F12

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China and the United States of America.  The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits.  At December 31, 2004, the Company had approximately $73,000 of deposits that exceed federal insured limits.  Total cash in state-owned banks in the PRC at December 31, 2004 amounted to $73,161 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Credit risk

The Company will depend on the billing system of mobile operators to charge the mobile phone users through mobile phone bills and collect payments from users. The Company generally will not require collateral for its accounts receivable.

Financial instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of accounts receivable, accounts payable, and other items included on the accompanying balance sheets approximate their fair value due to their short-term nature.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  There are no deferred taxes at December 31, 2004.

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

F13

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

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

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company's subsidiary and variable interest entity are governed by the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  NAVITONE CHINA enjoys a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

The Company's variable interest entity, SHANGHAI NAVITONE is not subject to income tax but is subject to 4% tax on revenue, as defined for tax purposes. Such amounts are accrued for as a reduction to revenues.

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

The Company accounts for product development costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and would capitalize, if criteria under SOP 98-1 were met, material direct costs of materials and services consumed in development or obtaining internal-use computer software during the application development stage, Cost incurred in the enhancement of the Company's existing products and services are charged to product development expense as incurred.  To date, no costs have met the criteria for capitalization and hence none have been capitalized.

F14

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Reserves and dividends

Pursuant to the laws applicable to the PRC's Foreign Investment Enterprises, the Company's subsidiary and variable interest entity in the PRC must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors of the Company. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires annual appropriation of 10% of after-tax profit (as determined under PRC GAAP at each year-end); the other fund appropriations are at the Company's discretion.

These reserve funds can only be used for specific purposes of enterprise expansion and staff welfare and bonus and are not distributable as cash dividends. Appropriations to the staff welfare and bonus fund will be charged to general and administrative expenses.

The Company is required to make the reserves from profits.  However as of December 31, 2004, the Company has generated operating losses and thus no statutory reserves were recorded during this period.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures.  Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 4 - Retirement benefit plans

Regulations in the PRC require the Company to contribute on behalf of all permanent employees to a defined contribution retirement plan, unemployment insurance, health insurance and house accumulation fund.  The Company is required to provide housing for their employees or to contribute to the local government's "House Accumulation Fund".  These funds will be used to by qualified employees to fund their purchase of housing.  The contribution for the above benefits is based upon an annual percentage of the employees qualifying wages and the total contribution percentage is 43.5% at December 31, 2004.  Once the Company has made its contribution the Company has no other obligation to monitor the funds.  The contribution made to these funds for the year ended December 31, 2004 amounted to $19,835.

Note 5 - Related party transactions

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

F15

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Related party transactions (continued)

The receivable of $8,257 is due from Xinnong Yang, CEO of NAVITONE CHINA. This money was deposited in the CEO's personal bank account in the United States to be used for the payments of expenses incurred in the United States as NAVITONE CHINA does not have any US bank accounts opened at this time.

Note 6 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).  SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.  There are no differences between Basic and Diluted EPS for the years ended December 31, 2004 and 2003.

The weighted average number of shares used to calculate EPS for the year ended December 31, 2004 (6,674,520) and 2003 (3,110,149) reflect only the shares outstanding for those periods.

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the twelve months ended December 31, 2004.

Note 7 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of Navitone China, for a term of two years with a base salary of $64,970 per year.  On August 15, 2004, Company's board approved Mr. Yang's annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month.  As of December 31, 2004, the Company owes the president $18,750 in salary, which is reflected in accrued liabilities.  Starting September 30, 2004, Mr. Yang receives no additional accrued compensation or car allowance from the Company.

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has the appropriate funds to retire this debt.  As of December 31, 2004, the Company owes Mr. Zuliani $22,500 in salary, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has appropriate funds to retire this debt.  As of December 31, 2004, the Company owes Mr. Liou $22,500 in salary, which is reflected in accrued liabilities.

F16

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Accrued executive compensation (continued)

In addition to the salaries owed to the officers of the Company, the balance in the accrued liabilities at December 31, 2004 also included $61,213 consulting fee due to Herb Sider Consulting, a shareholder of the Company.

Note 8 - Leases

The Company leases office facilities under non-cancelable operating lease agreements expiring through October 2006.  The facilities include office space for NAVITONE CHINA in Shanghai and SHANGHAI NAVITONE in Beijing.  The non-cancelable operating lease agreements provide that the Company pay for certain operating expenses applicable to the leased premises.

Total rent expense for the year ended December 31, 2004 amounted to $26,390.  As of December 31, 2004, the future minimum annual lease payments for the next five years are as follows:

Year Ended
December 31	Amount
2005	$74,199
2006	54,048
Thereafter	-

Note 9 - Acquisition

On July 15, 2004, the Company entered into a Memorandum of Understanding (MOU) with NAVITONE CHINA.  According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value restricted common stock in exchange for 100% of CCIT.  As a result of the share exchange, NAVITONE CHINA became a wholly owned subsidiary of the Company.

The 8,000,000 shares of the Company's $0.001 par value restricted common stock will be distributed on a pro-rata basis to the shareholders of NAVITONE CHINA.  Two officers and directors of the Company owned approximately 36% of NAVITONE CHINA.  In addition, NAVITONE CHINA will receive an additional 2,000,000 shares of the Company's $0.001 par value restricted common stock which will remain with NAVITONE CHINA without subsequent distribution.

Note 10 - Shareholders' equity/registered capital

Registered Capital represents the consolidated approved registered capital of NVTN, NAVITONE CHINA and SHANGHAI NAVITONE. The capital contribution receivable represents amounts due from the shareholders of the companies for their initial registered capital contributions.

F17

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Shareholders' equity/registered capital (continued)

NAVITONE CHINA'S approved registered capital is approximately USD$500,000 and SHANGHAI NAVITONE's registered capital is approximately USD$121,000.  According to the company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company's business license approval.  As of December 31, 2004, the Company's registered capital consisted of the following:

	NAVITONE	NAVITONE	SHANGHAI
	TECHNOLOGIES	CHINA	NAVITONE	TOTALS
Total shareholders' equity/
registered capital	$540,318	$500,000	$121,000	$1,161,318
Registered capital receivable		(158,757)		(158,757)
Totals	$540,318	$341,243	$121,000	$1,002,561

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Between August 27, 2004 and December 31,2004 the Company issued a total of 1,455,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission.  The offering consisted of units of 15,000 shares of common stock and a warrant entitling the unit holder to subsequently purchase an additional 5,000 shares of common stock.  The purchase price for each unit amounted to $6,000 and a total of $582,000 of cash proceeds were collected during this period.

The warrant entitles the unit holder the right to purchase 5,000 additional shares of common stock of the Company and will expire on August 30, 2006.  The exercise price for the purchase of the additional shares will be $1.00 per share of common stock for exercising all or part of the warrant.

As of December 31, 2004 a total of fifty shareholders holding 106 warrants entitling the holders of the warrants to 530,000 shares of common stock and as of December 31, 2004 none of these warrants have been exercised.

As of December 31, 2004, the Company has 14,889,552 shares of common stock issued and outstanding including the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

F18

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed on a Form 8-K filed on November 12, 2004 and a Form 8-K/A filed on December 2, 2004, on November 7, 2004, the Board of Directors of Navitone approved the decision to change its principal independent accountants and dismissed Beckstead & Watts, LLP ("Beckstead & Watts").  The report of Beckstead & Watts on our financial statements for the fiscal years ended December 31, 2002 and 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audit our Company for the fiscal years ended December 31, 2002 and 2003, and for subsequent interim periods preceding this dismissal, there were no disagreements with Beckstead & Watts on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2002 and 2003 and through June 30, 2004, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

We requested, and Beckstead & Watts furnished, a letter addressed to the Commission stating that Beckstead & Watts agreed with certain of our disclosures made in the Form 8-K and Form 8-K/A described above.  The letter of Beckstead and Watts was included as Exhibit 16 on both Forms.

As was previously disclosed in the aforementioned Form 8-Ks, on November 9, 2004, we engaged Moore Stephens Wurth Frazer and Torbet, LLP as our new principal independent accountant. The engagement was approved by our Board of Directors on November 7, 2004.

Prior to their appointment, we had not consulted with Moore Stephens Wurth Frazer and Torbet, LLP on the application of any accounting principles or proposed transactions, the type of audit opinion that might be given, any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(l)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(l)(v) of Regulation S-K.

Item 8A. Controls and Procedures.

We believe that we have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Each of our directors is elected by the stockholders for a term of one (1) year and serves until his or her successor is elected and qualified.  Each of the officers is appointed by the Board of Directors for a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  We do not presently have any standing audit, nominating or compensation committee, or any committee performing similar functions.

The following table sets forth certain information regarding executive officers and directors of Navitone Technologies, Inc. as of the date of this Form 10-KSB:

Name and Address	Age	Position	Director since
Michael L Zuliani 4850 W. Flamingo Rd. #22 Las Vegas, NV. 89103	36	CEO and Chairman of the Board	2004
Herb Sider 4850 W. Flamingo Rd. Suite 22 Las Vegas NV. 89103	51	President, Secretary	1999
Henry Liou 480 Apollo St. #E Brea, CA 92821	53	Treasurer and Board Member	2004
Xinnong Yang 6th Floor, 696 Songtao Rd. Shanghi, China 201203	44	Chief Executive Officer and President of Navitone China, Board Member	2004
Jerrold Wish 4850 W. Flamingo Rd. Suite #22 Las Vegas NV. 89103	49	Chief Financial Officer and Board Member	2003
Zijian Zhou, Phd.	38	Chief Technologist of Navitone China	n/a
Xin Lou	38	Vice President for Sales and Marketing	n/a

The persons named above are expected to hold their office/position until the next annual meeting of our stockholders.

Background of Directors, Executive Officers, Promoters and Control Persons

Michael L. Zuliani, Chief Executive Officer and Chairman of the Board.  Mr. Zuliani was appointed as our Chief Executive Officer in January 2004.  Mr. Zuliani is an entrepreneur who is involved in several different businesses.  He is a licensed mortgage broker who is currently President and CEO of Anchor Mortgage and one of southern Nevada's largest mortgage brokers.  He has also built homes and developed land in southern Nevada.  Mr. Zuliani has served as a consultant providing professional advice and services to various start-up and mid-size companies.  Previously, Mr. Zuliani served as the CEO and President of Certified Services, Inc, a company he founded in 1999.  After taking it public (NASDAQ: Symbol: CSRV) in 2000, the company successfully merged with America's PEO in 2001.  Mr. Zuliani graduated from Sacramento State University with a B.A. in Business Administration with concentrations in Finance and Insurance and a Minor in Communication Studies.

Jerrold A. Wish, Chief Financial Officer and Board Member.  Mr. Wish has been the Chief Financial Officer of our Company since September 2003.  Mr. Wish is a Certified Public Accountant and an attorney.  From September 2003 until the present Mr. Wish has been in private practice.  Until September 2003, Mr. Wish served as Special Counsel to Duane Morris, LLP. Prior to that, Mr. Wish served as the General Counsel of Hollywood Media Corporation. From August 1982 until March 2002, he practiced at Greenberg Traurig, P.A., specializing in business and transactional law. Prior to that, Mr. Wish practiced audit and tax with Deloitte Haskins and Sells. He is a Certified Public Accountant and is admitted to practice law in Florida and Colorado.  Mr. Wish attended Penn State University and graduated with High Honors from the University of Florida.  He received his JD from the University of Florida School of Law in 1982 with Honors.

Xinnong Yang, President and CEO of Navitone China and Board Member.  Mr. Yang has been the Chief Executive Officer and President of Navitone China since August 2004.  Mr. Yang is the chief architect and day-to-day manager of Navitone's core business based in Shanghai, China. Mr. Yang founded CityCaps Information Technology, Ltd. Co., the predecessor to Navitone and played a major role in designing and marketing Mobile Resource Management, Asset Tracking and Fleet Management Systems, as well as other value-added services in the wireless communication network. Formerly, Mr. Yang served as the Manager of the Research and Development Center in Shanghai for Trimble Navigation, Ltd., where he acted as the technical supervisor for the development of their LBS systems. From 1999 to 2001, Mr. Yang was the manager of GIS applications for @Road, Inc., in Freemont California. Prior to that, he was a senior software engineer at AutoDesk, Inc. in San Rafael, California.  From 1994 to 1998, Mr. Yang was a Senior Analyst/Programmer for Environmental Systems Research Institute, Inc., the largest provider of GIS and mapping in the world. His extensive work in dynamic routing and logistics uniquely qualifies Mr. Yang for his technical and leadership responsibilities.  Mr. Yang holds a Master of Science degree in Civil and Environmental Engineering from the University of Nevada in Las Vegas.  He also has a Master of Science in Systems Engineering from the Shanghai Institute of Mechanical Engineering in Shanghai, China.

Zijian Zhou, Phd., Chief Technologist of Navitone China.  Dr. Zhou was appointed the Chief Technologist of Navitone China in September 2004.  Dr. Zhou is responsible for the continued development and implementation of our MRM software.  Dr. Zhou previously served as the General Manager of the Hangzhou Citimax Information Technology Co., Ltd., Hangzhou, China.  Prior to that, Dr. Zhou was the Deputy Chief Engineer of China Unicom in its Zhejiang Branch.  Dr. Zhou has extensive knowledge in 3G applications and the operation of wireless value-added services. From 2000 to 2002, Dr. Zhou was a Senior Hardware Engineer for Cisco Systems, Inc. in Dallas, Texas. From 1997 to 2000, he was in the wireless business unit of Texas Instruments, Inc., as a Senior Hardware Designer. Prior to that, Dr. Zhou was a Senior Software Engineer with Nortel Networks in Ottawa, Ontario. Dr. Zhou began his distinguished career with the National Key Laboratory of Telecom in Beijing, China in 1987.  Dr. Zhou holds an undergraduate degree and a Masters in Engineering from the Beijing University of Posts and Telecom. He received his Doctorate in Computer Science and Operational Research from the University of Montreal in Quebec, Canada.

Xin Lou, Vice President for Sales and Marketing.  Mr Lou was appointed our Vice President for Sales and Marketing in January 2005.  Mr. Lou manages our sales and marketing team. Prior to joining Navitone, he served as Senior Vice President, General Manager and Director of Hangzhou Newgrand Software Co., Ltd, Shanghai, China's largest business management software developer and supplier. From 1989 until 1995, Mr. Lou was a design engineer with Hangzhou Oxygen Machine Manufacture. In 1995 he joined Hangzhou Newgrand Software Institute as a manager in the sales department where he became a Senior Vice President and Director in 2002.  In 2003, Mr. Lou was the recipient of the Shanghai Science and Technology Innovation Award.  Mr. Lou holds a Masters Degree from the University of Jaimao Jinrong.

Henry Liou, Treasurer and Board Member.  Mr. Liou has been our Treasurer since August 2004.  Mr. Liou is a businessman and entrepreneur who has built several successful businesses. Mr. Liou immigrated to the United States from Taiwan in 1979 to pursue post graduate studies at Oklahoma Central State University. In 1982 he founded Defenders Alarm Company, which he later sold. In 1985 he founded a software system house and distributor of computers imported from Taiwan. In 1989, after selling this business, Mr. Liou founded Pryme Radio Products, Inc. in Brea, California. Today, Pryme Radio Products is one of the largest and two-way radio and audio accessory companies in the United States.  Mr. Liou has also expanded distribution into China through his company, Regal Beijing, Ltd.  Mr. Liou is the inventor and patent holder of the GPS Microphone and he intends to use his extensive international experience to develop and sell the GPS Microphone worldwide.  Mr. Liou is a graduate of Taipei City Business College in Taipei, Taiwan.

Herb Sider, President, Secretary.  Mr. Sider is an experienced entrepreneur, having owned and operated two large video sales and rental stores, a toll free hotline for legal assistance and an Internet retail web sites.  Mr. Sider created a formula for managing auction sites and deriving profits from the sales.  He has also owned and operated seven pawnshops.  In addition, Mr. Sider has been in the real estate transaction and purchasing industry and has been licensed for over 15 years in Florida and Nevada.  He specializes in purchasing and or restoring, beachfront hotels, single and multi-family homes and condominiums.

Family Relationships

None

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of Navitone has been convicted in a criminal proceeding, exclusive of traffic violations and other minor offenses.

No director, officer, significant employee, or consultant of Navitone has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of Navitone has been convicted of violating a federal or state securities or commodities law.

Audit Committee Financial Expert

Navitone does not have a standing audit committee.  In addition, our Board of Directors has determined that we do not have an audit committee financial expert serving on our Board of Directors.  We believe, given the early stages of our development and our lack of operating history, that an audit committee financial expert is not necessary at the present time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Directors, executive officers and beneficial owners of more than 10% of our Company's common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended December 31, 2004 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them, except that (i) Zhou Zijian filed a late Form 3 reporting a transaction that transpired on September 1, 2004, (ii) Henry Liou, Xinnong Yang and Herb Sider each filed a late Form 3 reporting transactions that transpired on August 16, 2004, (iii) Michael Zuliani failed to file a Form 4 reporting a transaction that transpired on August 16, 2004, although Mr. Zuliani filed a Form 5 on February 23, 2005 covering the missing transaction The other relevant individuals have not yet filed a Form 5.  Their filings shall be made concurrent with the filing of this Form 10-KSB.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Michael L. Zuliani, CEO, Chairman of the Board	2004	60,000			50,000
	2003	0
	2002	0
Herb Sider, President and Secretary	2004	32,485		3,500	10,000
	2003	73,136		6,000
	2002	0		0
Xinnong Yang, CEO and President China Operation, Board Member	2004	100,000			50,000
	2003	0
	2002	0
Henry Liou, Treasurer, Board Member	2004	60,000			50,000
	2003	0
	2002	0
Jerrold Wish, CFO, Board Member	2004	0			40,000
	2003	0
	2002	0

(1)  Represents reimbursement for automobile expenses at $500 per month.

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

On January 2, 2003, our Board of Directors approved employment terms for Herb Sider, then President and Chief Executive Officer of Navitone, providing for a term of two years with a base salary of $64,970 per year.  Beginning on September 30, 2004, Mr. Sider ceased to receive additional accrued compensation or the car allowance from our Company. Mr. Sider currently receive no salary but is entitled to 10,000 shares of common stock issued to him per year of his employ as president and secretary of Navitone until such time as he resigns or is terminated.

On August 15, 2004, our Board of Directors approved a one (1) year employment contract with Mr. Yang calling for an annual salary of $100,000 paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds were available.  Mr. Yang is also eligible for incentive bonuses based on the profitability of our Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  As of December 31, 2004, we owe Mr. Yang $18,750 in salary.  Mr. Yang is also entitled to receive 50,000 shares of common stock issued to him per year of his employ until such time as he resigns or is terminated.

On August 15, 2004, our Board of Directors approved employment terms for Michael L. Zuliani, Navitone's Chief Executive Officer, providing for $60,000 per year plus 50,000 shares of common stock per year.  The annual salary will accrue until the Board finds it has the appropriate funds to retire this debt.  As of December 31, 2004, our Company owes Mr. Zuliani $22,500 in salary.

On August 15, 2004, our Board of Directors approved employment terms for Henry Liou, Navitone's Treasurer and a Director for $60,000 per year plus 50,000 shares of common stock per year.  The annual salary will accrue until the board finds it has appropriate funds to retire this debt.  As of December 31, 2004, our Company owes Mr. Liou $22,500 in salary, which is reflected in accrued liabilities.

On August 15, 2004, our Board of Directors approved employment terms for Jerrold Wish, Navitone's CFO and board member.  Mr. Wish is entitled to receive 40,000 shares of common stock issued to him per year of his employ until such time as he resigns or is terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 28, 2005 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by Navitone to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.  The following table is based on 13,408,392 shares outstanding, which represents a reduction of 2,000,000 shares held by our subsidiary, Navitone China, from a total number of shares outstanding of 15,408,392.

Name and Address of Beneficial Owner of Shares(1)	Amount of Shares Beneficially Owned	Percentage of Class
Herb Sider	2,539,625	18.94
Michael Zuliani	2,678,125	19.97
Henry Liou	3,134,750	23.38
Xinnong Yang	2,106,500	15.71
Jerrold A. Wish	84,500	0.63
All Directors and Executive Officers as a Group	10,534,000	78.63

(1) See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for addresses and positions with our Company.

(2) Herb Sider, President and Secretary has stock under Herb Sider 1,000,000 from initial founders stock 11/04/99, 962,500 from when he bought out Hans Bothmann in 10/04/01, 89,000 in 10/04/01, 10,000 shares in 01/01/05 for being on the board. Total under Herb Sider 2,061,500.  Sider Family Properties LP holds 488,125 for the purchase of CityCaps 8/16/04.

(3) Michael L Zuliani, CEO and Chairman of the Board holds stock under Anchor Mortgage Corporation Pension Plan Trust 2,320,625 for the purchase of CityCaps on 8/16/04. He holds 100,000 shares under Anchor Mortgage Company which was purchased in 7/24/00 in the initial public offering.  He also holds 80,000 shares of stock under Michael Zuliani which was purchased in the initial public offering 7/00/04.  He received 50,000 shares of stock under Michael Zuliani 01/01/05 for being and officer and director.  He Purchase 127,500 shares in 09/03 which has never been transferred and is still held under the name of Christopher J. Giddings for a total of 2,678,125.

(4) Henry Liou, Treasure and Director holds 1,542,375 under his personal name and another 1,542,375 under his wives name Gina Pai 1,542,375 which was issued 8/16/05 for the purchase of CityCaps.  He also holds an additional 50,000 shares for being an Officer and Director for a total of 3,134,750.

(5) Xinnong Yang holds 2,056,500 from the Acquisition of CityCaps on 8/14/04 and 50,000 shares issues on 01/01/05 for being an Officer and Director.

(6) Jerrold Wish, CFO and Director, has 30,000 shares that were purchased in the private placement 12/29/04, 40,000 01/01/05 for being an Officer and Director and 5,000 shares issued 6/11/01 he also holds 9,500 in his securities brokerage account.

(7) The percentages are based on using 13,408,392 since 2,000,000 are held by Navitone Technologies Inc., China.

Item 12. Certain Relationships and Related Transactions.

We are currently in negotiations to become an exclusive dealer for several hardware related products from Pryme Technologies Group of San Diego, California.  Mr. Henry Liou, or Treasurer and a member of our Board of Directors is a majority shareholder of Pryme Technologies Group.

We currently have an accrued liability, payable to Herb Sider Consulting, in the amount of $61,213 for consulting services provided during 2003-2004.  Mr. Herb Sider, our Secretary and a member of our Board of Directors, is the founder of Herb Sider Consulting.

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE.  SHANGHAI NAVITONE effectively represents approximately 90% of our revenues.  SHANGHAI NAVITONE is owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, CEO of our subsidiary, Navitone China.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE, and therefore we rely heavily on our continued relationship with Shanghai Navitone.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  Although we have no ownership interest in SHANGHAI NAVITONE, we consolidate its results of operations in our consolidated financial statements.

Item 13. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.1

Articles of Incorporation of the Registrant, as amended (filed herewith) [NOTE, a Small Business Issuer must file a complete copy of the articles, as amended.  You cannot incorporate the previous stand-alone amendment.]

3.2	Bylaws of the Registrant, incorporated by reference to the Registrant's Registration Statement on Form 10-SB, as amended, filed with the SEC on November 11, 2001.
10.1	Acquisition Agreement dated August 16, 2004, between World Wide Web, Inc. and CityCaps Information Technology Co. Ltd, incorporated by reference to the Registrant's Form 8-K filed August 27, 2004.
10.2

Value-added Mobile Communication Service Cooperation Agreement dated August 9, 2004, between China Unicom Co. Ltd and Shanghai Navitone Information Science Technology Co. Ltd, incorporated by reference to the Registrant's Form 10-QSB filed November 22, 2004.

10.3

Exclusive Technical Consulting and Services Agreement dated May 16, 2004, between CityCaps Information Technology Co., Ltd and Lanxing Information Technologies Co., Ltd (aka Navitone), incorporated by reference to the Registrant's Form 10-QSB filed November 22, 2004.

31.1	Certification of Michael L. Zuliani Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Jerrold Wish Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Certification of Michael L. Zuliani and Jerrold Wish Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

We paid the following fees in each of the prior two fiscal years to its former principal accountant, Beckstead and Watts, LLP (and its predecessor, G. Brad Beckstead, CPA) of Las Vegas, NV.

	Year Ended December 31,
	2004	2003
Audit Fees	7,500	8,000
Audit-Related Fees	-	-
Tax Fees	500	500
All Other Fees
Total	8,000	8,500

On November 9, 2004, the Company engaged Moore Stephens Wurth Frazer and Torbet, LLP as its new principal independent accountant. The engagement was approved by the Board of Directors on November 7, 2004.  The Company paid the following fees to its present principal auditors, Moore Stephens Wurth Frazer and Torbet, LLP

Year Ended December 31, 2004
Audit Fees	40,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	40,000

"Audit Fees" consisted of fees billed for services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-QSB.

Moore Stephens Wurth Frazer and Torbet, LLP did not perform any non-audit services for us in either the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

We have no formal audit committee.  However, the entire Board of Directors (the "Board") of Navitone is Navitone's de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited consolidated financial statements of our Company as of and for the year ended December 31, 2004, with management and the independent auditors.  Management has the responsibility for the preparation of our Company's financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Our Company's former principal accountant, Beckstead and Watts, LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

Our Company's present principal accountant, Moore Stephens Wurth Frazer and Torbet, LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navitone Technologies, Inc.
(Registrant)

By: /s/ Michael Zuliani, & CEO

March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Zuliani	CEO & Director	March 30, 2005
Michael Zuliani	(principal executive officer)

/s/ Herb Sider	President and Secretary	March 30, 2005
Herb Sider

/s/ Henry Liou	Treasurer and Director	March 30, 2005
Henry Liou

/s/ Jerrold Wish	Chief Financial Officer and Director	March 30, 2005
Jerrold Wish	(principal financial and accounting officer)