Form 10QSB
period 2005-03-31
NAVITONE TECHNOLOGIES INC
filed 2005-05-16
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-3317
Navitone Technologies, Inc.
(formerly known as World Wide Web, Inc.)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 15,543,392 shares issued and outstanding as of May 1, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLD WIDE WEB, INC.) CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND DECEMBER 31,2004
ASSETS
	March 31,	December 31,
	2005	2004
	Unaudited	Audited
CURRENT ASSETS:
Cash	$160,579	$252,698
Accounts receivables	1,306	641
Other receivables	1,850	5,718
Prepaid expenses	1,597	726
Due from related party	8,257	8,257
Total current assets	173,589	268,040

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	96,405	88,732

OTHER ASSETS:
Deposit	11,700	11,700
Total other assets	11,700	11,700

Total assets	$281,694	$368,472

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$637
Accrued liabilities	183,144	157,024
Payroll taxes payable	2,403	1,755
Total current liabilities	185,547	159,416

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
authorized, 13,543,392 shares issued and outstanding
at March 31, 2005 and 12,889,592 shares issued and
outstanding at December 31, 2004	13,543	12,889
Additional paid-in capital	1,231,323	1,148,429
Registered capital contribution receivable	-	(158,757)
Retained earnings (deficit)	(1,148,908)	(793,529)
Accumulated other comprehensive income	189	24
Total shareholders' equity	96,147	209,056
Total liabilities and shareholders' equity	281,694	368,472

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLD WIDE WEB, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
	Unaudited	Unaudited

REVENUES:	$4,430	$-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	359,179	31,231

LOSS FROM OPERATIONS	(354,749)	(31,231)

OTHER INCOME (EXPENSE)	(630)	49

LOSS BEFORE PROVISION FOR INCOME TAX	(355,379)	(31,182)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(355,379)	(31,182)

OTHER COMPREHENSIVE INCOME	165	-

COMPREHENSIVE INCOME (LOSS)	$(355,214)	$(31,182)

Weighted average number of shares outstanding	13,286,422	3,253,201

Earnings per share, basic and diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLD WIDE WEB, INC.) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
	Common stock Shares		Amount		paid-in capital	payable (receivable)	Statutory reserves		earnings (deficit)		other comprehensive income		Totals

BALANCE, December 31, 2003, audited	3,253,201		$3,253		$203,574	$-	$-		$(196,325)		$-		$10,502
Net (loss)									(31,182)				(31,182)
BALANCE, March 31, 2004, unaudited	3,253,201	-	3,253	-	203,574	-	-	-	(227,507)	-	-	-	(20,680)
													-
Shares issued for cash	1,455,000		1,455		580,545								582,000
Shares issued for services	181,391		181		72,375								72,556
August 16, 2004, shares issued in													-
connection with acquisition of													-
CITYCAPS	10,000,000		10,000		254,243								264,243
Less shares held by CITYCAPS	(2,000,000)		(2,000)										(2,000)
Additional registered capital CITYCAPS					158,757								158,757
Contributed capital receivable						(158,757)							(158,757)
Registered Capital SHANGHAI NAVITONE													-
Investment elimination					(121,065)								(121,065)
Foreign currency translation adjustments											24		24
Net (loss)									(566,022)				(566,022)
BALANCE, December 31, 2004, audited	12,889,592		$12,889		$1,148,429	$(158,757)	$-		$(793,529)		$24		$209,056
													0
Shares issued for cash	420,000		420		167,645								168,065
Shares issued for services	233,800		234		74,006								74,240
Contributed capital receivable					(158,757)	158,757							0
Foreign currency translation adjustments											165		165
Net (loss)									(355,379)				(355,379)
BALANCE, March 31, 2005, unaudited	13,543,392		$13,543		$1,231,323	$-	$-		$(1,148,908)		$189		$96,147

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLD WIDE WEB, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,379)	$(31,182)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Shares issued for services	74,240	-
Depreciation	5,278	59
(Increase) decrease in assets:
Accounts receivable	(665)	-
Other receivable	3,868	-
Prepaid expenses	(871)	-
Increase (decrease) in liabilities:
Accounts payable	(637)	(2,830)
Accrued liabilities	26,120	-
Payroll taxes payable	648	2,051
Net cash used in operating activities	(247,398)	(31,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(12,951)	-
Net cash used in investing activities	(12,951)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	168,065	-
Payment to notes payable - related party	-	(1,000)
Increase in accrued interest payable - related party	-	16,243
Net cash provided by financing activities	168,065	15,243

EFFECT OF EXCHANGE RATE CHANGES ON CASH	165	-

DECREASE IN CASH	(92,119)	(16,659)

CASH, beginning of period	252,698	51,479

CASH, end of period	$160,579	$34,820

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On August 16, 2004, NVTN and the shareholders of NAVITONE CHINA entered into an Acquisition Agreement (the "Agreement") where NVTN acquired a 100% interest in NAVITONE CHINA and NAVITONE CHINA became a wholly owned subsidiary of NVTN.  Pursuant to the Agreement, NVTN agreed to issue 8,000,000 restricted shares of common stock to shareholders of NAVITONE CHINA and 2,000,000 restricted shares of common stock to NAVITONE CHINA as consideration for 100% equity ownership and control.

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

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC.  NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America.  The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately $341,000.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - History and organization (continued)

In September 2004, NAVITONE CHINA increased its registered capital to $ 500,000

Business structure

NVTN through its wholly owned subsidiary NAVITONE CHINA, principally engages in wireless value-added consumer service in China.

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

Nature of operations

NAVITONE CHINA principally engages in software development, providing software licenses and wireless value-added services in mobile resource management, logistics applications, and asset tracking and monitoring using a wireless communication network. In addition, NAVITONE CHINA integrates mobile technology, wireless data communication, GIS (Geography Information System) technology, and internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions.

The business in which the Company is engaged is subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expired on March 31, 2005. On March 31, 2005, this agreement was renewed.

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of December 31, 2004). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign currency translation

The reporting currency of the Company is the US dollar.  The Company uses the local currency, Renminbi, as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China and the United States of America.  The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits.  At March 31, 2005, the Company had approximately $74,000 in banks in the United States, which were fully covered by the insurance. At December 31, 2004, the Company had approximately $73,000 of deposits that exceed federal insured limits.  Total cash in state-owned banks in the PRC at March 31, 2005 and December 31, 2004 amounted to $83,371 and $73,161, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  There are no deferred taxes at March 31, 2005 and 2004.

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

The Company's subsidiary and variable interest entity are governed by the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.  As Navitone has reported net losses since the inception, the Company is not required to pay income taxes. Starting in the first year of generating net income, NAVITONE CHINA will be entitled to a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

The Company's variable interest entity, SHANGHAI NAVITONE is not subject to income tax but is subject to a 4% tax on revenue, as defined for tax purposes. Such amounts are accrued for as a reduction to revenues.

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  Management of the Company believes the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements should be read in conjunction with Navitone Technologies, Inc. audited financial statements included in Form 10-KSB filed March 31, 2005.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2005 and 2004.  Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Related party transactions

Various administrative services are provided to the Company without charge by one of our officers and shareholders.  The cost for these services is not material to the financial statements of the Company and, accordingly, have not been reflected in the financial statements.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If other business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

The receivable of $8,257 is due from Xinnong Yang, CEO of NAVITONE CHINA. This money was deposited in the CEO's personal bank account in the United States to be used for the payments of expenses incurred in the United States as NAVITONE CHINA does not have any US bank accounts opened at this time.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Supplemental disclosure of cash flow information

No interest or income tax payments were made for the three months ended March 31, 2005 and 2004.

A total of 233,800 shares valued at $74,240 were issued for services performed by shareholders and officers during the three months ended March 31, 2005.

Note 6 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).  SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.  There are no differences between Basic and Diluted EPS for the three months ended March 31, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the three months ended March 31, 2005 (13,286,422) and 2004 (3,253,201) reflect only the shares outstanding for those periods.

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the three months ended March 31, 2005.

Note 7 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of Navitone China, for a term of two years with a base salary of $64,970 per year.  On August 15, 2004, the Company's board approved Mr. Yang's annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month. As of March 31, 2005 and December 31, 2004, the Company owes the president $31,250 and $18,750, respectively, in wages, which is reflected in accrued liabilities.  Starting September 30, 2004, Mr. Yang received no additional accrued compensation or car allowance from the Company.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Accrued executive compensation (continued)

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has the appropriate funds to retire this debt.  As of March 31, 2005 and December 31, 2004, the Company owes Mr. Zuliani salary of $37,500 and $22,500, respectively, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has appropriate funds to retire this debt.  As of March 31, 2005 and December 31, 2004, the Company owes Mr. Liou $37,500 and $22,500 in salary, which is reflected in accrued liabilities.

In addition to the salaries owed to the officers of the Company, the balance in the accrued liabilities at March 31, 2005 and December 31, 2004 also included $61,213 consulting fee due to Herb Sider Consulting, a shareholder of the Company.

Note 8- Acquisition

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

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Shareholders' equity/registered capital

NAVITONE CHINA'S approved registered capital is approximately $500,000 and SHANGHAI NAVITONE's registered capital is approximately $121,000.  As of March 31, 2005, the Company's registered capital consisted of the following:

	NAVITONE	NAVITONE	SHANGHAI
	TECHNOLOGIES	CHINA	NAVITONE	TOTALS
Total shareholders' equity/
registered capital	$623,866	$500,000	$121,000	$1,244,866
Totals	$623,866	$500,000	$121,000	$1,244,866

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Between August 27, 2004 and December 31, 2004 the Company issued a total of 1,455,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission.  The offering consisted of units of 15,000 shares of common stock and a warrant entitling the unit holder to subsequently purchase an additional 5,000 shares of common stock.  The purchase price for each unit amounted to $6,000 and a total of $582,000 of cash proceeds were collected during this period.

The warrant entitles the unit holder the right to purchase 5,000 additional shares of common stock of the Company and will expire on August 30, 2006.  The exercise price for the purchase of the additional shares will be $1.00 per share of common stock for exercising all or part of the warrant.

As of March 31, 2005, a total of fifty shareholders holding 134 warrants entitling the holders of the warrants to 670,000 shares of common stock and as of March 31, 2005 none of these warrants have been exercised.

During the first quarter of 2005, the Company issued 653,800 shares of common stock, in which 420,000 shares were issued for cash amounted to $168,065 and 233,800 shares were issued at approximately $0.32 per share in the amount of $74,240 to compensate for services performed by shareholders and officers.

As of March 31, 2005, the Company has 15,543,392 shares of common stock issued and outstanding including the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

Item 2. Management's Discussion and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements. We may refer to the Company or NAVITONE herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources"; (f) whether there will be continuing negative economic effects upon China; and (g) whether worldwide economic conditions will negatively affect industries in China and our revenues.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Management's Discussion

A.

Management's Discussion

Overview

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

Our principal operations are conducted in China from our offices in Shanghai.  We strive to become the leading provider of Mobile Resource Management ("MRM") services within mainland China.  Working with various wireless carriers, we offer a series of mobile management services for mobile professionals over the Internet and wireless networks using different mobile devices including GPS-enabled mobile phones, Smartphones and PDAs.

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

Discussion

In order to comply with laws and regulations in the People's Republic of China ("PRC" or "China") that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE, a Chinese limited liability company formed on April 12, 2004.  SHANGHAI NAVITONE is owned by two Chinese citizens who are the mother and sibling of Mr. Xinnong Yang, CEO of our subsidiary, Navitone China.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expired on March 31, 2005 and was renewed for another year.  In order to service the customers of China Unicom, SHANGHAI NAVITONE and Navitone China have entered into various operating agreements including trademark, domain name and software licensing agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by Navitone China, which is the exclusive provider of technical and other services to SHANGHAI NAVITONE.

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

We expect to derive much of our revenue from wireless value-added services provided to the users of China Unicom's mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered.  Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

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

At present we have approximately 75 employees.  Over the course of the past two (2) years, our subsidiary's operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses.

To date, we have not sold our services outside of China.  That market is the core focus of our business.  We may endeavor to expand our service offerings to additional countries in the future. We have only one direct customer, China Unicom.  They have contracted with us for our products and services and they resell these products and services to their customers.  No other customers comprised 10% or more of total revenues in 2004.

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

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consists of taxes currently due plus deferred taxes.  There are no deferred taxes as of March 31, 2005.

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

Product Development Expenses

Product development expenses consist primarily of compensation and related costs for employees associated with the development and programming of software products.  We account for product development costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and would capitalize, if criteria under SOP 98-1 were met, material direct costs of materials and services consumed in development or obtaining internal-use computer software during the application development stage.  Costs incurred in the enhancement of our existing products and services are charged to product development expense as incurred. To date, no costs have met the criteria for capitalization and hence none have been capitalized.

In the three months ending March 31, 2005, we generated $4,430 in revenues while incurring $359,179 in selling, general and administrative expenses.  Thus, the loss from operations for the three months ending March 31, 2005 was $354,749.  This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. In the three months ending March 31, 2004, we generated $0 in revenues while incurring $31,231 in selling, general and administrative expenses.  The loss from operations for three months ending March 31, 2004 was $31,231.  The Company's change of focus from real estate related operations to wireless services resulted in a transition period affecting our revenue sources and performance.

Liquidity and Capital Resources

As of March 31, 2005, we had negative working capital of $11,958.  Our current assets as of March 31, 2005 consisted of $160,579 in cash, $1,306 in accounts receivables, $1,850 in other receivables, $1,597 in pre-paid expenses and $8,257 due from a related party.  Our current liabilities in the same period consisted of $0 in accounts payable, $183, 144 in accrued liabilities, and $2,403 in payroll taxes payable.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months.  However, we expect that we might assess additional capital formation strategies so as to endeavor to expedite the growth of our operations through the private sale of our common stock.  Most recently, between August 27, 2004 and March 31, 2005, the Company issued a total of 1,875,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of our intended business plan.  We continue to endeavor to attract additional capital in this fashion.  If we are not successful, there is substantial doubt as to our ability to continue as a going concern.  Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others". We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligation, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Plan of Operation

Navitone Technologies, Inc. will continue to focus on its core product technology Mobile Resources Management (MRM) throughout 2005.  Based on our contract with China Unicom we expect to offer our products and services in 15 additional cities in China by the year-end 2005.  We will continue to assist China Unicom's sales team as well as pursue direct sales through mail, print, media and telemarketing using our internal sales force.  We will also use local distributors who have relationships with large companies in the vertical market or are presently in the wireless business.  We hope to roll out add-on features to MRM and will continue to focus on increasing sales to our present customer base.

We project a two-fold increase in the size of our operations and personnel with the main focus on marketing and sales resources.  Using CDMA technology we can transmit more data, more efficiently on a secured network. With CDMA we can also track field personnel indoors.  Using our extensive, customized features managers can design/check over their employees' daily schedule, monitor their location, conduct ordering functions and generate reports in real-time, eliminating the burden of physical paperwork.  Our customers may utilize the most efficient routing and scheduling systems, locate personnel via the internet and dispatch the closest person to the scene; all while communicating through short messages or voice communication using any internet based device.  Our system, using our XML interface, can be integrated to use the customer's internal software or our own depending if they want to operate on our server or their own.

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

We hope to enter the US market assuming a U.S. wireless carrier implements the requisite platform for our LBS software.  We are also seeking joint venture opportunities in Japan and India where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training.  With our ever-growing customer base, we feel we will be able to move into other countries more smoothly than when we started in China as a development stage start-up.

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed.

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

At present we have approximately 75 employees and have recently expanded our offices in China and Southern California.

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

○

Our subsidiaries are located in China and are subject to the risks arising from economic, political and regulatory forces in China; and

○

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

A visible trading market for our common stock may not develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NVTN". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

○

investors may have difficulty buying and selling or obtaining market quotations; and

○

market visibility for our common stock may be limited, which may have a depressive effect on the market price for our common stock.

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

Item 3. Controls and Procedures

Our principal executive officer and principal financial officer reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.  Our disclosure controls and procedures are designed as of March 31, 2005, to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so.  There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to claims in legal proceedings arising in the normal course of our business. At present, we are not a party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Between August 27, 2004 and March 31, 2005, Navitone issued a total of 1,875,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.  The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock.  The purchase price for each unit was U.S. $6,000.00.

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

Item 6. Exhibits and Reports on 8-K.

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
(a) China Unicom Contract, as amended (b) Citycaps Navitone Contract (incorporated by reference to Navitone's Technologies, Inc. Form 8-K filed with the SEC on August 27, 2004.)

31.	Certifications pursuant to the Sarbanes-Oxley Act of 2002
32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navitone Technologies, Inc. (formerly known as World Wide Web, Inc.)
(Registrant)

Signature	Title	Date

/s/ Michael Zuliani	CEO, Director	May 6, 2005
Michael Zuliani

/s/ Herb Sider	Secretary	May 6, 2005
Herb Sider

/s/Jerrold A. Wish	Principal Financial Officer, Principal Accounting Officer	May 6, 2005
Jerrold A. Wish