Form 10QSB
period 2005-06-30
NAVITONE TECHNOLOGIES INC
filed 2005-08-15
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 15,913,392 shares issued and outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31,2004

ASSETS
	June 30,	December 31,
	2005	2004
	Unaudited	Audited
CURRENT ASSETS:
Cash	$73,237	$252,698
Accounts receivables	3,075	641
Other receivables	1,738	5,718
Prepaid expenses	2,831	726
Due from related party	8,257	8,257
Total current assets	89,138	268,040

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	100,040	88,732

OTHER ASSETS:
Deposit	11,700	11,700
Total other assets	11,700	11,700

Total assets	$200,878	$368,472

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,833	$637
Other payables	10,531	-
Other payables-related party	10,015
Accrued liabilities	219,401	157,024
Payroll taxes payable	4,796	1,755
Total current liabilities	259,576	159,416

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.001 par value, 100,000,000 shares authorized, 13,913,392 shares issued and outstanding at March 31, 2005 and 12,889,592 shares issued and outstanding at December 31, 2004	13,913	12,889

Additional paid-in capital	1,384,953	1,148,429
Registered capital contribution receivable	-	(158,757)
Retained earnings (deficit)	(1,457,858)	(793,529)
Accumulated other comprehensive income	294	24
Total shareholders' equity	(58,698)	209,056
Total liabilities and shareholders' equity	$200,878	$368,472

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES:	$20,388	$-	$24,818	$-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	328,658	28,702	687,770	59,933

LOSS FROM OPERATIONS	(308,270)	(28,702)	(662,952)	(59,933)

OTHER INCOME (EXPENSE)	(747)	(1,983)	(1,377)	(1,934)

LOSS BEFORE PROVISION FOR INCOME TAX	(309,017)	(30,685)	(664,329)	(61,867)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(309,017)	(30,685)	(664,329)	(61,867)

OTHER COMPREHENSIVE INCOME	105	-	270	-

COMPREHENSIVE INCOME (LOSS)	$(308,912)	$(30,685)	$(664,059)	$(61,867)

Weighted average number of shares outstanding	13,452,593	3,253,201	13,452,593	3,253,201
Earnings per share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Common stock		paid-in	payable	Statutory	earnings	other comprehensive
	Shares	Amount	capital	(receivable)	reserves	(deficit)	income	Totals
BALANCE, December 31, 2003, audited	3,253,201	$3,253	$203,574	$-	$-	$(196,325)	$-	$10,502
Net (loss)						(61,867)		(61,867)
BALANCE, June 30, 2004, unaudited	3,253,201	3,253	203,574	-	-	(258,192)	-	(51,365)

Shares issued for cash	1,455,000	1,455	580,545					582,000
Shares issued for services	181,391	181	72,375					72,556
August 16, 2004, shares issued in
connection with acquisition of
CITYCAPS	10,000,000	10,000	254,243					264,243
Less shares held by CITYCAPS	(2,000,000)	(2,000)						(2,000)
Additional registered capital CITYCAPS			158,757					158,757
Contributed capital receivable				(158,757)				(158,757)
Registered Capital SHANGHAI NAVITONE
Investment elimination			(121,065)					(121,065)
Foreign currency translation adjustments							24	24
Net (loss)						(535,337)		(535,337)
BALANCE, December 31, 2004, audited	12,889,592	$12,889	$1,148,429	$(158,757)	$-	$(793,529)	$24	$209,056

Shares issued for cash	750,000	750	299,315					300,065
Shares issued for services	273,800	274	95,966					96,240
Contributed capital receivable			(158,757)	158,757
Foreign currency translation adjustments							270	270
Net (loss)						(664,329)		(664,329)
BALANCE, June 30, 2005, unaudited	13,913,392	$13,913	$1,384,953	$-	$-	$(1,457,858)	$294	$(58,698)

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(664,329)	$(61,867)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Shares issued for services	96,240	-
Depreciation	11,182	118
Impariment of investments	-	2,000
(Increase) decrease in assets:
Accounts receivable	(2,434)	-
Other receivable	3,980	-
Prepaid expenses	(2,105)	7,500
Increase (decrease) in liabilities:
Accounts payable	14,196	(5,311)
Accounts payable - related party		1,000
Other payables	10,5316
Other payable-Related party	10,015
Accrued liabilities	62,377	32,485
Payroll taxes payable	3,041	2,051
Net cash used in operating activities	(457,306)	(22,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,490)	-
Net cash used in investing activities	(22,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	300,065	-
Payment to notes payable - related party	-	(1,000)
Increase in accrued interest payable - related party	-	-
Net cash provided by financing activities	300,065	(1,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	270	-

DECREASE IN CASH	(179,461)	(23,024)

CASH, beginning of period	252,698	51,479

CASH, end of period	$73,237	$28,455

The accompanying notes are an integral part of this statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - History and organization

Background

On December 25, 2004 Navitone Technologies, Inc. (the "Company") formally changed its name from World Wide Web, Inc. to Navitone Technologies, Inc. and Citycaps Information Technology Co., Ltd. to Navitone Technologies China, Inc.

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

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC.  NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America.  The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately $341,000.  In September 2004, NAVITONE CHINA increased its registered capital to $ 500,000. Most recently we amended our registered capital reflecting an increase to $650,000.

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expired on March 31, 2005. On March 31, 2005, this agreement was renewed until March 31, 2006.

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of June 30, 2005). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

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

Foreign currency translation

The reporting currency of the Company is US dollar.  The Company uses its local currency, Renminbi, as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China and the United States of America.  The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits.  At June 30, 2005, the Company had approximately $9,900 in banks in the United States, which were fully covered by the insurance. At December 31, 2004, the Company had approximately $73,000 of deposits that exceed federal insured limits.  Total cash in state-owned banks in the PRC at June 30, 2005 and December 31, 2004 amounted to $63,312 and $73,161, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes.  There are no deferred taxes at June 30, 2005 and 2004.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  Management of the Company believes the disclosures made are adequate to make the information presented not misleading.  The condensed consolidated financial statements should be read in conjunction with Navitone Technologies, Inc. audited financial statements included in Form 10KSB filed March 31, 2005.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, changes in shareholders' equity and cash flows for the six months ended June 30, 2005 and 2004.  Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Note 4 - Related party transactions (continued)

The receivable of $8,257 is due from Xinnong Yang, CEO of NAVITONE CHINA. This money was deposited in the CEO's personal bank account in the United States to be used for the payments of expenses incurred in the United States as NAVITONE CHINA does not have any US bank accounts opened at this time.

The Company also has a note payable due to Mr. Henry Liou, an officer and director of the Company, in the amount of $10,000. This note bears no interest and is due at the discretion and subject to the capability of the Company to make payment.

Note 5 - Supplemental disclosure of cash flow information

No interest or income tax payments were made for the six months ended June 30, 2005 and 2004.

A total of 273,800 shares valued at $96,240 were issued for services performed by shareholders and officers during the six months ended June 30, 2005.

Note 6 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).  SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS.  There are no differences between Basic and Diluted EPS for the six months ended June 30, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the six months ended June 30, 2005 (13,452,593) and 2004 (3,253,201) reflect only the shares outstanding for those periods.

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the six months ended June 30, 2005.

Note 7 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of Navitone China, for a term of two years with a base salary of $64,970 per year.  On August 15, 2004, Company's board approved Mr. Yang's annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available.  The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary.  The president also received a car allowance of $500 per month.  As of June 30, 2005 and December 31, 2004, the Company owes the president salary of $43,750 and $18,750, respectively, which is reflected in accrued liabilities.  Starting September 30, 2004, Mr. Yang received no additional accrued compensation or car allowance from the Company.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Accrued executive compensation (continued)

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has the appropriate funds to retire this debt.  As of June 30, 2005 and December 31, 2004, the Company owes Mr. Zuliani salary of $52,500 and $22,500, respectively, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year.  The annual salary will accrue until the board finds it has appropriate funds to retire this debt.  As of June 30, 2005 and December 31, 2004, the Company owes Mr. Liou $52,500 and $22,500 in salary, which is reflected in accrued liabilities.

In addition to the salaries owed to the officers of the Company, the balance in the accrued liabilities at June 30, 2005 and December 31, 2004 also included $61,213 consulting fee due to Herb Sider Consulting, a shareholder of the Company.

Note 8- Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred cumulative operating losses through June 30, 2005 of $1,457,858 and has a net capital deficiency of $58,698, which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

Most recently, the Company issued a total of 2,245,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of its intended business plan.

The Company continues to endeavor to attract additional capital in this fashion.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8- Going concern (continued)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 9- Acquisition

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

Note 10 - Shareholders' equity/registered capital

NAVITONE CHINA'S contributed registered capital is approximately $600,000 and SHANGHAI NAVITONE's registered capital is approximately $121,000.  As of June 30, 2005, the Company's Contributed registered capital consisted of the following:

	NAVITONE	NAVITONE	SHANGHAI
	TECHNOLOGIES	CHINA	NAVITONE	TOTALS
Total shareholders' equity/
registered capital	$677,866	$600,000	$121,000	$1,398,866
Totals	$677,866	$600,000	$121,000	$1,398,866

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Between August 27, 2004 and June 30, 2005 the Company issued a total of 2,245,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase an additional 5,000 shares of Navitone common stock.  The purchase price for each unit was $6,000 and a total of $898,000 of cash proceeds were collected during this period.

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

As of June 30, 2005, shareholders held 159 warrants entitling the holders of the warrants to 794,000 shares of common stock and as of June 30, 2005 none of these warrants have been exercised.

During the first quarter of 2005, the Company issued 653,800 shares of common stock, in which 420,000 shares were issued for cash amounted to $168,065 and 233,800 shares were issued at approximately $0.32 per share in the amount of $74,240 to compensate for services performed by shareholders and officers. During the second quarter of 2005, the Company issued an additional 370,000 shares of common stock pursuant the private placement.

As of June 30, 2005, the Company has 15,913,392 shares of common stock issued and outstanding including the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

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

Discussion

In order to comply with laws and regulations in the People's Republic of China ("PRC" or "China") that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE, a Chinese limited liability company formed on April 12, 2004.  SHANGHAI NAVITONE is owned by two Chinese citizens, Mr. Xinnong Yang, CEO of our subsidiary, Navitone China and his mother.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

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

At present we have approximately 73 employees.  Over the course of the past two (2) years, our subsidiary's operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses.

To date, we have not sold our services outside of China.  That market is the core focus of our business.  We may endeavor to expand our service offerings to additional countries in the future. We have only one direct customer, China Unicom.  They have contracted with us for our products and services and they resell these products and services to their customers.  No other customers comprised 10% or more of total revenues in 2004 and thus far in 2005.

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

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consists of taxes currently due plus deferred taxes.  There are no deferred taxes as of June 30, 2005.

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

In the three months ending March 31, 2005, we generated $4,430 in revenues.  In the six months ending June 30, 2005, we generated $24,818 in revenues while incurring $687,769 in selling, general and administrative expenses.  Thus, the loss from operations for the six months ending June 30, 2005 was $662,952.  This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. In both the three-month and six-month periods ending June 30, 2004, we generated $0 in revenues while incurring $28,702 and $59,933 in selling, general and administrative expenses respectively.  The loss from operations during these period last year was $28,702 in the first three months and $59,933 in the first six months.  The Company's change of focus from real estate related operations to wireless services resulted in a transition period affecting our revenue sources and performance.

Liquidity and Capital Resources

As of June 30, 2005, we had negative working capital of $170,437.  Our current assets as of June 30, 2005 consisted of $73,237 in cash, $3,075 in accounts receivables, $1,738 in other receivables, $2,831 in pre-paid expenses and $8,257 due from a related party.  Our current liabilities in the same period consisted of $14,833 in accounts payable, $20,546 in other payables, $219,400 in accrued liabilities, and $4,796 in payroll taxes payable.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months.  Our best chance for continuing operations will require additional capital formaton either through debt or equity financing so as to endeavor to expedite the growth of our operations.  Most recently, between August 27, 2004 and June 30, 2005, the Company issued a total of 2,245,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of our intended business plan.  We continue to endeavor to attract additional capital in this fashion.  If we are not successful, there is substantial doubt as to our ability to continue as a going concern.  Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

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

Plan of Operation

Navitone Technologies, Inc. will continue to focus on its core product technology Mobile Resources Management (MRM) throughout 2005.  As of the end of the quarter ending March 31, 2005, we offered our products and services in Shanghai, Zhejiang and Guangdong.  Over the course of the quarter ending June 30, 2005 we expanded into three additional Chinese cities including, Jiangsu, Shandong and Beijing.  Based on our contract with China Unicom we expect to offer our products and services in 5 additional cities in China by the year-end 2005.  We will continue to assist China Unicom's sales team as well as pursue direct sales through mail, print, media and telemarketing using our internal sales force.  We will also use local distributors who have relationships with large companies in the vertical market or are presently in the wireless business.  We hope to roll out add-on features to MRM and will continue to focus on increasing sales to our present customer base.  Our plans to increase in the size of our operations and personnel with a main focus on marketing and sales resources have been attenuated as a consequence of our limited resources and nominal revenue growth.

Using our extensive, customized features managers can design/check over their employees' daily schedule, monitor their location, conduct ordering functions and generate reports in real-time, eliminating the burden of physical paperwork.  Our customers may utilize the most efficient routing and scheduling systems, locate personnel via the internet and dispatch the closest person to the scene; all while communicating through short messages or voice communication using any internet based device.  Our system, using our XML interface, can be integrated to use the customer's internal software or our own depending if they want to operate on our server or their own.  Our success depends primarily upon our ability to secure additional working capital so as to sustain our growth until such time as we are break-even or profitable.  While we are confident that our business model will work, we are not certain that sufficiently expedient capital formation may transpire.

Based on our powerful Location Based Server (LBS) Platform, Navitone will begin designing software to interface with several new hardware products by the end of 2005.  Some of this work will be done by us for others, as an independent contractor and some will be for internal use.  We are working with several hardware manufacturers. We also anticipate developing software to interface with the Push-To-Talk phone and a camera phone so as to read standard bar codes.  We have recently developed and shall implement a WAP version of MRM.  We have also commenced sales of our MCRM (Mobile Customer Relationship Management) software and appears to have been well received by our first few customers.

For the foreseeable future, we have postponed our efforts to enter the US market assuming a U.S. wireless carrier implements the requisite platform for our LBS software.  We are also seeking joint venture opportunities in Japan, Taiwan and India where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training.  Thus far no substantive outcome has resulted.

We anticipate raising more capital through the sales of securities including but not limited to our common stock.  While this will have a dilutive effect on our present shareholders, we believe the additional capital, properly allocated for purposes of growing our customer base and increasing revenue, will positively impact shareholder value such that the marginal benefit to shareholders outweighs the marginal disadvantage of dilution.  We may not successfully secure this additional capital and may be forced to shut down.

We are subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE which is legally owned by two Chinese citizens, Mr. Xinnong Yang, CEO of NAVITONE CHINA. NAVITONE CHINA and his mother.  We will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. CITYCAPS does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People's Republic of China as a Chinese limited liability company on April 2, 2004.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd.  This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed.  Subsequent to March 31, 2005, China Unicom formally extended this agreement until March 31, 2006.

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

At present we have approximately 73 employees.

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

Most recently (July 21, 2005) The Peoples Republic of China announced that its currency, the RMB yuan, will be traded at a rate of 8.11 to the US dollar starting at 19:00 Thursday, July 22, 2005 and the yuan to US dollar pegging system shall be based on a basket of foreign currencies.  Over the past few years, the Chinese yuan has been pegged to the US dollar at the rate of one dollar for 8.27 yuan, the latest move revalues the rate by 2.1 percent.  The Chinese central bank shall publish the trading rate between the RMB and major foreign currencies at the closing of daily market trading, and the announced rate will be used as the central parity for the following trading day.  The trading price between the dollar and the yuan at the inter-bank foreign exchange market is expected to float within a 0.3 percent band around the official central parity, while the trading price between the yuan and non-US dollar currencies will float within a certain range around the official central parity.  The central bank will readjust the floating band at appropriate times according to market development conditions as well as economic and financial situations.

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

Dependency on SHANGHAI NAVITONE

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE.  SHANGHAI NAVITONE effectively represents approximately 90% of our revenues.  SHANGHAI NAVITONE is owned by two Chinese citizens.  Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE, and therefore we rely heavily on our continued relationship with SHANGHAI NAVITONE.  Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE.  Because of this legal structure, it is possible for SHANGHAI NAVITONE to cease doing business with us, in which case we would be unable to provide value-added telecommunications services in China.  This would materially affect our financial condition and results of operation.

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom.  On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement has been amended such that it expires on March 31, 2006 but may be subject to renewal thereafter.  Although we intend on utilizing other distributors and direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers.  If China Unicom terminated its relationship with us, or was otherwise unsuccessful in distributing our MRM software product to end-users, our financial condition and results of operation could be materially effected.

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

Between August 27, 2004 and June 30, 2005, Navitone issued a total of 2,245,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.  The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock.  The purchase price for each unit was U.S. $6,000.00.

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

(a)

China Unicom Contract, as amended (incorporated by reference to the Company' Form 10-QSB for the quarter ending march 31, 2005 as filed with the SEC).

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

Navitone Technologies, Inc. (formerly known as World Wide Web, Inc.)
(Registrant)

Signature	Title	Date

/s/ Michael Zuliani	CEO, Director	August 10, 2005
Michael Zuliani

/s/ Herb Sider	Secretary	August 10, 2005
Herb Sider

/s/Jerrold A. Wish	Principal Financial Officer, Principal Accounting Officer	August 10, 2005
Jerrold A. Wish