Form 10QSB
period 2005-09-30
NAVITONE TECHNOLOGIES INC
filed 2005-11-15
CIK 1114302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
    QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934
                For the quarterly period ended September 30, 2005

     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
      For the transition period from _________________ to _________________

                         Commission file number 000-3317

                           Navitone Technologies, Inc.
                    (formerly known as World Wide Web, Inc.)
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------

                          Nevada                                 88-0440630
   --------------------------------------------------------    ----------------
   (State or jurisdiction of incorporation or organization)    (I.R.S. Employer
                                                             Identification No.)

                            4850 W. Flamingo Road #22
                             Las Vegas, Nevada 89103
                    (Address of principal executive offices)
                    ----------------------------------------

                           6th Floor 696 Songtao Road
                                 Shanghai, China
                                Post Code: 201203
                           People's Republic of China

                                 (702)-325-7700
                           (Issuer's telephone number)
                           ---------------------------
                                       N/A

    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 16,444,392 shares issued and outstanding as of November 10, 2005.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  No

                                TABLE OF CONTENTS
                                                                           PAGE
PART  I  -  FINANCIAL  INFORMATION                                            3
Item  1.  Financial  Statements.                                              3
Item  2.  Management's  Discussion  and  Plan  of  Operation.                21
Item  3.  Controls  and  Procedures                                          30
PART  II  -  OTHER  INFORMATION                                              31
Item  1.  Legal  Proceedings                                                 31
Item  2.  Unregistered  Sales of Equity Securities and Use of Proceeds.      31
Item  3.  Defaults  Upon  Senior  Securities.                                31
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.       31
Item  5.  Other  Information.                                                31
Item  6.  Exhibits  and  Reports  on  8-K.                                   32
SIGNATURES                                                                   33

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.




                          NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (FORMERLY KNOWN AS WORLD WIDE WEB, INC.)
                                   CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 2005 AND DECEMBER 31,2004


ASSETS
---------------------------------------------------------------
                                                                 September 30,    December 31,
                                                                           2005            2004
                                                                      Unaudited  . . .  Audited
---------------------------------------------------------------  ---------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       80,642   $     252,698
  Accounts receivables. . . . . . . . . . . . . . . . . . . . .           8,224             641
  Other receivables . . . . . . . . . . . . . . . . . . . . . .           1,913           5,718
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .           6,501             726
  Due from related party. . . . . . . . . . . . . . . . . . . .           8,448           8,257
                                                                 --------------   --------------
    Total current assets. . . . . . . . . . . . . . . . . . . .         105,728         268,040
                                                                 --------------   --------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net . . . . . . . . . . .          95,961          88,732
                                                                 --------------   --------------

OTHER ASSETS:
  Deposit . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,971          11,700
                                                                 --------------   --------------
    Total other assets. . . . . . . . . . . . . . . . . . . . .          11,971          11,700
                                                                 --------------   --------------

      Total assets. . . . . . . . . . . . . . . . . . . . . . .  $      213,660   $     368,472
                                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .  $       27,575   $         637
  Other payables. . . . . . . . . . . . . . . . . . . . . . . .             628               -
  Other payables-related party. . . . . . . . . . . . . . . . .          51,620               -
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . .         252,179         157,024
  Payroll taxes payable . . . . . . . . . . . . . . . . . . . .           3,347           1,755
                                                                 --------------   --------------
    Total current liabilities . . . . . . . . . . . . . . . . .         335,349         159,416
                                                                 --------------   --------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 25,000,000 shares
    authorized, no shares issued and outstanding. . . . . . . .               -               -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 14,444,392 shares issued and outstanding
    at September 30, 2005 and 12,889,592 shares issued and
    outstanding at December 31, 2004. . . . . . . . . . . . . .          14,444          12,889
  Additional paid-in capital. . . . . . . . . . . . . . . . . .       1,597,422       1,148,429
  Registered capital contribution receivable. . . . . . . . . .               -        (158,757)
  Retained earnings (deficit) . . . . . . . . . . . . . . . . .      (1,737,780)       (793,529)
  Accumulated other comprehensive income. . . . . . . . . . . .           4,225              24
                                                                 --------------   --------------
    Total shareholders' equity. . . . . . . . . . . . . . . . .        (121,689)        209,056
                                                                 --------------   --------------
      Total liabilities and shareholders' equity. . . . . . . .  $      213,660   $     368,472
                                                                 ==============   ==============
The accompanying notes are an integral part of this statement.



                                     NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       (FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                    Three months                  Nine months
                                                                  ended September 30,         ended September 30,
                                                                -------------------------    -----------------------
                                                                    2005          2004          2005          2004
                                                                 Unaudited      Unaudited    Unaudited     Unaudited
                                                                ------------   ----------   -----------   ----------


REVENUES: . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    42,536   $        -   $    67,354   $   33,746

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
                                                                     318,674      195,296     1,006,444      305,942
                                                                 -----------   ----------    ----------   -----------
LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . .     (276,138)    (195,296)     (939,090)    (272,196)

OTHER EXPENSE . . . . . . . . . . . . . . . . . . . . . . . . .       (3,784)        (264)       (5,161)        (281)
                                                                 -----------   ----------    ----------   -----------

LOSS BEFORE PROVISION
FOR INCOME TAX
                                                                    (279,922)    (195,560)     (944,251)    (272,477)

PROVISION FOR
 INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            -            -             -            -
                                                                 -----------   ----------    ----------   -----------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (279,922)    (195,560)     (944,251)    (272,477)

OTHER COMPREHENSIVE INCOME. . . . . . . . . . . . . . . . . . .        3,931            -         4,201            -
                                                                 -----------   ----------    ----------   -----------

COMPREHENSIVE INCOME
(LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (275,991)  $ (195,560)  $  (940,050)  $ (272,477)
                                                                 ===========   ==========   ===========   ===========
Weighted average number of shares
outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .   14,196,142    7,469,257    13,703,166    4,638,037
                                                                 ===========   ==========   ===========   ===========
Earnings per share,
basic and diluted . . . . . . . . . . . . . . . . . . . . . . .  $     (0.02)  $    (0.03)  $     (0.07)  $    (0.06)
                                                                 ===========   ==========   ===========   ===========

The accompanying notes are an integral part of this statement.



7


                                          NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            (FORMERLY KNOWN AS WORLD WIDE WEB, INC.)
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                                            Other
                                                                                                            Compre-
                               Common stock          Paid-in        Payable      Statutory      Earnings    hensive
                          Shares         Amount      capital       (receivable)  reserves       (deficit)   income      Totals
                          ------------   ----------  -----------  -------------  ---------  ---------------  -------  ----------
BALANCE,
December 31,
2003, audited. . . . . .     3,253,201   $   3,253   $  203,574   $          -   $       -  $     (196,325)  $     -  $  10,502
                          ------------   ----------  -----------  -------------  ---------  ---------------  -------  ----------

Shares issued for cash .       555,000         555      221,445                                                         222,000
August 16, 2004,
 shares issued in
 connection with
 acquisition of
 CITYCAPS                   10,000,000      10,000      254,097       (119,079)                                         145,018

 Less shares held
 by CITYCAPS . . . . . .    (2,000,000)     (2,000)                                                                      (2,000)

 Additional registered
 capital CITYCAPS. . . .                                258,903                                                         258,903

 Contributed capital
 receivable. . . . . . .                                              (258,903)                                        (258,903)

Net (loss) . . . . . . .                                                                          (272,477)            (272,477)
                          ------------   ----------  -----------  -------------  ---------  ---------------  -------  ----------
BALANCE, September
 30, 2004,
 unaudited . . . . . . .    11,808,201   $  11,808   $  938,019   $   (377,982)  $       -  $     (468,802)  $     -  $ 103,043

Shares issued
 for cash. . . . . . . .       900,000         900      359,100                                                         360,000

Shares issued
 for services. . . . . .       181,391         181       72,375                                                          72,556

August 16, 2004,
 shares issued in
 connection with
 acquisition of
 CITYCAPS                           -           -          146                                                              146

 Additional registered
 capital
 CITYCAPS. . . . . . . .                              (100,146)                                                        (100,146)

 Contributed capital
 receivable. . . . . . .                                               219,225                                          219,225

 Registered Capital
SHANGHAI NAVITONE
 Investment elimination.                              (121,065)                                                        (121,065)

Foreign currency
 translation
 adjustments . . . . . .                                                                                          24         24

Net (loss) . . . . . . .                                                                          (324,727)            (324,727)
                          ------------   ----------  -----------  -------------  ---------  ---------------  -------  ----------
BALANCE,
 December 31, 2004,
 audited. . . . . . . .    12,889,592   $  12,889   $1,148,429   $   (158,757)  $       -  $     (793,529)  $    24   $ 209,056

Shares issued for cash .     1,275,000       1,275      508,790                                                         510,065

Shares issued
 for services. . . . . .       279,800         280       98,960                                                          99,240

Contributed capital
 receivable. . . . . . .                               (158,757)      158,757

Foreign currency
 Translation
 adjustments . . . . . .                                                                                      4,201       4,201

Net (loss) . . . . . . .                                                                         (944,251)             (944,251)
                          -------------  ----------  -----------  -------------  ---------  ---------------  -------  ----------
BALANCE,
September 30, 2005,
 unaudited. . . . . . .    14,444,392   $  14,444    $1,597,422   $          -   $       -  $  (1,737,780)   $ 4,225  $(121,689)
                          =============  ==========  ===========  =============  =========  ===============  =======  ==========

The  accompanying  notes  are  an  integral  part  of  this  statement.





                      NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (FORMERLY KNOWN AS WORLD WIDE WEB, INC.)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                      2005        2004
                                                                 Unaudited   Unaudited
--------------------------------------------------------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (944,251)  $(272,477)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Shares issued for services . . . . . . . . . . . . . . . .      99,240           -
    Depreciation . . . . . . . . . . . . . . . . . . . . . . .      15,260       9,761
    (Increase) decrease in assets:
      Loans receivable . . . . . . . . . . . . . . . . . . . .           -      (6,370)
      Accounts receivable. . . . . . . . . . . . . . . . . . .      (7,583)          -
      Other receivable . . . . . . . . . . . . . . . . . . . .       3,805           -
      Other receivable-related party . . . . . . . . . . . . .           -      (5,302)
      Prepaid expenses . . . . . . . . . . . . . . . . . . . .      (5,775)      3,215
      Deposit. . . . . . . . . . . . . . . . . . . . . . . . .        (271)
    Increase (decrease) in liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . .      26,938      (4,850)
      Accounts payable-related party . . . . . . . . . . . . .           -      56,375
      Other payables . . . . . . . . . . . . . . . . . . . . .         628           -
      Other payables-related party . . . . . . . . . . . . . .      51,620           -
      Accrued liabilities. . . . . . . . . . . . . . . . . . .      95,155      49,342
      Payroll taxes payable. . . . . . . . . . . . . . . . . .       1,592      (4,105)
                                                              ------------    --------
        Net cash used in operating activities. . . . . . . . .    (663,642)   (174,411)
                                                               ------------    --------
                                                             ------------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment. . . . . . . . . . . . . . . . . . . .     (22,680)    (54,814)
  Decrease in investment . . . . . . . . . . . . . . . . . . .           -       2,000
                                                              ------------    --------
        Net cash used in investing activities. . . . . . . . .     (22,680)    (52,814)
                                                              ------------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash. . . . . . . . . . . . . .     510,065     743,000
  Payment to notes payable - related party . . . . . . . . . .           -      (1,000)
  Proceeds from non-current loans due to shareholders. . . . .                  10,000
  Increase in registered capital receivables . . . . . . . . .                (377,982)
                                                              ------------    --------
        Net cash provided by financing activities. . . . . . .     510,065     374,018
                                                              ------------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . .       4,201           -

DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . .    (172,056)    146,793

CASH, beginning of period. . . . . . . . . . . . . . . . . . .     252,698      51,479
                                                              ------------    --------

CASH, end of period. . . . . . . . . . . . . . . . . . . . . .  $   80,642   $ 198,272
                                                              ============    ========
The accompanying notes are an integral part of this statement.

                  NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS WORLD WIDE WEB, INC.)

CONDENSED  NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  HISTORY  AND  ORGANIZATION

Background
----------

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

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately $341,000. In September 2004, NAVITONE CHINA increased its registered capital to $500,000. Most recently we amended our registered capital reflecting an increase to $1,000,000.

NOTE  1  -  HISTORY  AND  ORGANIZATION  (CONTINUED)

Business  structure
-------------------

NVTN through its wholly owned subsidiary NAVITONE CHINA principally engages in the wireless value-added consumer service in China.

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

Nature  of  operations
----------------------

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

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, NAVITONE CHINA has established SHANGHAI NAVITONE which is legally owned by two Chinese citizens who are Mr. Xinnong Yang, CEO of NAVITONE CHINA and his mother. NAVITONE CHINA will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. NAVITONE CHINA does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People's Republic of China as a Chinese limited liability company on April 2, 2004.

The arrangements with the shareholders of SHANGHAI NAVITONE have been undertaken solely to satisfy PRC regulations, which prohibit foreign companies from owning or operating telecommunications businesses in the PRC.

NOTE  1  -  HISTORY  AND  ORGANIZATION  (CONTINUED)

Nature  of  operations,  (continued)
------------------------------------

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of September 30, 2005). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

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

Basis  of  presentation,  (continued)
-------------------------------------

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

Foreign  currency  translation
------------------------------

The reporting currency of the Company is the US dollar. The Company uses its local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $4,201 and $24 as of September 30, 2005 and December 31, 2004, respectively. The balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.07 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.22 RMB for the nine months ended September 30, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Revenue  recognition
--------------------

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Revenue  recognition,  (continued)
----------------------------------

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

Use  of  estimates
------------------

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

Cash  and  concentration  of  risk
----------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China and the United States of America. The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits. At September 30, 2005, the Company had approximately $64,639 in banks in the United States, which were fully covered by the insurance. At December 31, 2004, the Company had approximately $73,000 of deposits that exceed federal insured limits. Total cash in state-owned banks in the PRC at September 30, 2005 and December 31, 2004 amounted to $13,247 and
$73,161, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Credit  risk
------------

The Company will depend on the billing system of mobile operators to charge the mobile phone users through mobile phone bills and collect payments from users. The Company generally will not require collateral for its accounts receivable.

Financial  instruments
----------------------

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  taxes
-------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at September 30, 2005 and 2004.

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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Income  taxes,  (continued)
---------------------------

The Company is also subject to business taxes of 5% on the provision of taxable services, which includes services provided to customers and in certain instances to the variable interest entity. All business taxes paid are accrued for as a reduction of revenues.

No provision for income taxes has been provided for as the Company has incurred losses since inception.

Product  development  expenses
------------------------------

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with Navitone Technologies, Inc. audited financial statements included in Form 10KSB filed March 31, 2005.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, changes in shareholders' equity and cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

Various administrative services are provided to the Company without charge by one of our officers and shareholder. The cost for these services is not material to the financial statements of the Company and, accordingly, has not been reflected in the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If other business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The receivable of $8,448 is due from Xinnong Yang, CEO of NAVITONE CHINA. This money was deposited in the CEO's personal bank account in the United States to be used for the payments of expenses incurred in the United States as NAVITONE CHINA does not have any US bank accounts opened at this time.

The Company also has a note payable due to Mr. Henry Liou, an officer and director of the Company, in the amount of $10,000. This note bears no interest and is due at the discretion and subject to the capability of the Company to make payment.

NOTE  5  -  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

No interest or income tax payments were made for the nine months ended September 30, 2005 and 2004.

A total of 279,800 shares valued at $99,240 were issued for services performed by shareholders and officers during the nine months ended September 30, 2005.

NOTE  6  -  EARNINGS  PER  SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2005 and 2004.

The weighted average number of shares used to calculate EPS for the nine months ended September 30, 2005 (13,703,166) and 2004 (4,638,037) reflect only the shares  outstanding  for  those  periods.

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the nine months ended September 30, 2005.

NOTE  7  -  ACCRUED  EXECUTIVE  COMPENSATION

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of Navitone China, for a term of two years with a base salary of $64,970 per year. On August 15, 2004, Company's board approved Mr. Yang's annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a car allowance of $500 per month. As of September 30, 2005 and December 31, 2004, the Company owes the president salary of $39,583 and $18,750, respectively, which is reflected in accrued liabilities. Starting September 30, 2004, Mr. Yang received no additional accrued compensation or car allowance from the Company.

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has the appropriate funds to retire this debt. As of September 30, 2005 and December 31, 2004, the Company owes Mr. Zuliani salary of $67,500 and $22,500, respectively, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has appropriate funds to retire this debt. As of September 30, 2005 and December 31, 2004, the Company owes Mr. Liou $67,500 and $22,500 in salary, which is reflected in accrued liabilities.

In addition to the salaries owed to the officers of the Company, the balance in the accrued liabilities at September 30, 2005 and December 31, 2004 also included $61,213 consulting fee due to Herb Sider Consulting, a shareholder of the Company.

NOTE  8-  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through September 30, 2005 of $1,737,780 and has a net capital deficiency of $121,689, which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

Most recently, the Company issued a total of 2,598,500 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of its intended business plan.

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

NOTE  10  -  SHAREHOLDERS'  EQUITY/REGISTERED  CAPITAL

NAVITONE CHINA'S contributed registered capital is approximately $600,000 and SHANGHAI NAVITONE's registered capital is approximately $121,000. As of September 30, 2005, the Company's Contributed registered capital consisted of the following:







                                                 NAVITONE       NAVITONE    SHANGHAI
                                                 TECHNOLOGIES   CHINA       NAVITONE    TOTALS
                                                 -------------  ----------  ----------  ------------
Total shareholders' equity/
 registered capital                             $     830,834  $  660,032  $  121,000  $  1,611,866
         Totals                                 $     830,834  $  660,032  $  121,000  $  1,611,866
                                                 =============  ==========  ==========  ============






On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Between August 27, 2004 and September 30, 2005 the Company issued a total of 2,598,500 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase an additional 5,000 shares of Navitone common stock. The purchase price for each unit was $6,000 and a total of $898,000 of cash proceeds were collected during this period.

 NOTE  10  -  SHAREHOLDERS'  EQUITY/REGISTERED  CAPITAL  (CONTINUED)

The warrant entitles the unit holder the right to purchase 5,000 additional shares of common stock of the Company and will expire on August 30, 2006. The exercise price for the purchase of the additional shares will be $1.00 per share of common stock for exercising all or part of the warrant.

As of September 30, 2005, shareholders held 159 warrants entitling the holders of the warrants to 794,000 shares of common stock and as of September 30, 2005 none of these warrants have been exercised.

During the first quarter of 2005, the Company issued 653,800 shares of common stock, in which 420,000 shares were issued for cash amounted to $168,065 and 233,800 shares were issued at approximately $0.32 per share in the amount of $74,240 to compensate for services performed by shareholders and officers.
During the second quarter of 2005, the Company issued an additional 370,000 shares of common stock pursuant the private placement. During the third quarter of 2005 the Company issued an additional 531,000 shares of common stock pursuant the private placement.

As of September 30, 2005, the Company has 16,444,392 shares of common stock issued and outstanding including the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

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

At  present we have approximately 59 employees.  Over the course of the past two
(2) years, our subsidiary's operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses. To date, we have not sold our services outside of China. That market is the core focus of our business. We may endeavor to expand our service offerings to additional countries in the future. We are substantively reliant upon one principal customer, China Unicom. Revenues from China Unicom for quarter ending September 30, 2005 amounted to approximately 30% of our total revenue for the quarterThey have contracted with us for our products and services and they resell these products and services to their customers. Though we have other customers, no other customer comprised 10% or more of total revenues in 2004 and thus far in 2005.

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

Income  Taxes

We have adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of September 30, 2005. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

In the three months ending September 30, 2005, we generated $42,536 in revenues while incurring $318, 674 in selling, general and administrative expenses.
Thus, the loss from operations for the three months ending September 30, 2005 was $276,138. In the nine months ending September 30, 2005, we generated $67, 354 in revenues while incurring $1,006,444 in selling, general and administrative expenses. Thus, the loss from operations for the nine months ending September 30, 2005 was $939,090. This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. Unless or until we achieve a critical mass of customers we are likely to continue to incur losses and must continue to secure additional working capital in order to maintain operations. In both the three-month and nine-month periods ending September 30, 2004, we generated $0 and 33,746 in revenues respectively while incurring $195,296 and $305,942 in selling, general and administrative expenses respectively. The loss from operations during these periods last year was $195,560 and $272,196 respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2005, we had negative working capital of $229,621. Our current assets as of September 30, 2005 consisted of $80,642 in cash, $8,224 in accounts receivables, $1,913 in other receivables, $6,501 in pre-paid expenses and $8,448 due from a related party. Our current liabilities in the same period consisted of $27,575 in accounts payable, $628 in other payables, $252,179 in accrued liabilities, and $3,347 in payroll taxes payable.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months. Our best chance for continuing operations will require additional capitalization either through debt or equity financing so as to endeavor to maintain or expedite the viability and growth of our operations. Most recently, between August 27, 2004 and September 30, 2005, the Company issued a total of 2,598,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of our intended business plan. We have since closed this offering effect August 31, 2005. We expect to continue to endeavor to attract additional capital in this fashion. If we are not successful, there is substantial doubt as to our ability to continue as a going concern. Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

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

PLAN  OF  OPERATION

Navitone Technologies, Inc. will continue to focus on its core product technology Mobile Resources Management (MRM) throughout the end of 2005 and through 2006. As of the end of the quarter ending March 31, 2005, we offered our products and services in Shanghai, Zhejiang and Guangdong. Over the course of the quarter ending June 30, 2005 we expanded into three additional Chinese provinces including, Jiangsu, Shandong and Beijing. As of the end of this quarter, we have commenced offering our services to customers in the Chinese provinces of Anhui, Liaonin, Guangshi, and Fujian. By the end of this year we believe that we are likely to add the following additional provinces: Sanxi, Jilin, Henin, and Chongjing. We will continue to assist China Unicom's sales team as well as pursue direct sales through mail, print, media and telemarketing using our internal sales force. We will also use local distributors who have relationships with large companies in the vertical market or are presently in the wireless business. We hope to roll out add-on features to MRM and will continue to focus on increasing sales to our present customer base. Our plans to increase in the size of our operations and personnel with a main focus on marketing and sales resources have been attenuated as a consequence of our limited resources and nominal revenue growth.

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

Based on our powerful Location Based Server (LBS) Platform, Navitone is designing software to interface with several new hardware products by the end of 2005. We expect that our Auto Financing Protection Device & Software Program "AFPDS" will be ready for rollout by the end of the year.

AFPDS, currently in development and near completion, consists of a GPS receiver integrated with a wireless network communications transceiver and proprietary firmware. It is linked over a nationwide wireless network or a local transceiver to a central server, and is capable of providing continuous monitoring and reporting services to the registered users of the Company's products. We expect AFPDS will be applied so as to track vehicles purchased or leased to customers so as to limit loss. It allows the finance company to remotely disable a vehicle in the event that a customer breaches his or her payment obligations.

We design software for others, as an independent contractor and likewise design software for internal use by Navitone. We are working with several hardware manufacturers. We also anticipate developing software to interface with the Push-To-Talk phone and a camera phone so as to read standard bar codes. We have recently developed and shall implement a WAP version of MRM. We have also commenced sales of our MCRM (Mobile Customer Relationship Management) software and it appears to have been well received by our first few customers.

We continue to seek joint venture opportunities in Japan where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training. Thus far no substantive outcome has resulted. We postponed our efforts to enter markets in India for the foreseeable future.

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

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide certain telecommunications services, we were compelled to establish SHANGHAI NAVITONE a Chinese entity, legally owned by Mr. Xinnong Yang, CEO of NAVITONE CHINA, our wholly owed subsidiary and Ms. Meishu Ding, Mr. Yang's mother. In order to maintain operations within the People's Republic of China, in addition to our relationship with SHANGHAI NAVITONE, we contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. We are obliged to maintain these relationships in order to comply with Chinese laws related to restrictions on foreign operations in our industry within China The loss of our relationship with either SHANGHAI NAVITONE or Beijing Sanjinyutong Telecommunication Equipment CO., LTD would render us incapable of continued operations in China and effectively force us to shut down. We believe that we presently comply with the relevant rules and regulations applicable to our Chinese operations.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed. Subsequent to March 31, 2005, China Unicom formally extended this agreement until March 31, 2006. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

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

At  present  we  have  approximately  59  employees.

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

Dependency on SHANGHAI NAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD.

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD.

We conduct substantially all of our business operations through these entities, and therefore we rely heavily on our continued relationship with them. Neither Navitone nor Navitone China holds any direct ownership interest in these entities. Because of this legal structure, it is possible that these entities may cease doing business with us, in which case we would be unable to continue operations in China. This would detrimentally affect our financial condition and results of operation.

Dependency  on  key  customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2006 but will automatically renew for another year unless terminated prior thereto by either party. Although we intend on utilizing other distributors and direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers. If China Unicom terminated its relationship with us, or was otherwise unsuccessful in distributing our MRM software product to end-users, our financial condition and results of operation could be materially effected.

Dependency  on  subsidiary  performance

Currently, a majority of our revenues are derived via the operations of our subsidiary. In addition to the risks associated with our relationship with SHANGHAI NAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD, discussed above, economic, governmental, political, industry and internal company factors outside of our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

- Our subsidiaries are located in China and are subject to the risks arising from economic, political and regulatory forces in China; and
- Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

A  visible  trading  market  for  our  common  stock  may  not  develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NVTN". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

- investors may have difficulty buying and selling or obtaining market quotations; and
- market visibility for our common stock may be limited, which may have a depressive effect on the market price for our common stock.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Our principal executive officer and principal financial officer reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange
Act") to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed as of September 30, 2005, to provide a reasonable level of assurance of reaching our desired disclosure control objectives and we believe that they are effective in doing so. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

On August 16 2004, we acquired CITYCAPS Information Technology Co. Ltd ("CITYCAPS"). According to the terms of the Acquisition Agreement dated August 16, 2004, between World Wide Web, Inc. and CITYCAPS, we agreed to issue 8,000,000 shares of Navitone's $0.001 par value restricted common stock in exchange for 100% of the common shares of CITYCAPS. As a result of the share exchange, CITYCAPS became a wholly owned subsidiary of Navitone. The 8,000,000 shares of Navitone's restricted common stock were distributed on a pro-rata basis to the shareholders of CITYCAPS. Two officers and directors of Navitone owned approximately 36% of CITYCAPS. In addition, CITYCAPS received an additional 2,000,000 shares of Navitone's restricted common stock which will remain with CITYCAPS without subsequent distribution.
Common  Stock

Between August 27, 2004 and September 30, 2005, Navitone issued a total of 2,598,500 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock. The purchase price for each unit was U.S. $6,000.00.

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

10.     Material  Contracts
     (a) China Unicom Contract, as amended (incorporated by reference to the Company' Form 10-QSB for the quarter ending march 31, 2005 as filed with the SEC).
     (b) Citycaps Navitone Contract (incorporated by reference to Navitone's Technologies, Inc. Form 8-K filed with the SEC on August 27, 2004.)
     (c) Exclusive Technical Consulting and Services Agreement (Beijing Sanjinyutong Telecommunication Equipment CO., LTD)
     (d)  PR  Financial  Marketing,  LLC  Agreement.

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

                           Navitone Technologies, Inc.
                    (formerly known as World Wide Web, Inc.)
                                  (Registrant)
                                  ------------

     Signature                 Title                          Date
     ---------                  -----                        ----

/s/ Michael Zuliani          CEO, Director              November 14, 2005
 ---------------
Michael Zuliani

/s/ Herb Sider               Secretary                  November 14, 2005
--------------
Herb Sider

/s/Jerrold A. Wish      Principal Financial Officer,     November 14, 2005
-----------------       Principal Accounting Officer,
Jerrold A. Wish               Director