Form 10KSB
period 2005-12-31
NAVITONE TECHNOLOGIES INC
filed 2006-03-30
CIK 1114302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 – for the transition period from _____________to____________________

Commission file number 000-3317

Navitone Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0440630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4850 W. Flamingo Road #22
Las Vegas, Nevada 89103
(Address of principal executive offices)

(714)-257-0105
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $85,914

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 24, 2006 is $10,883,855.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 16,744,392 shares issued and outstanding as of March 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Readers of this document are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document also identifies important factors which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained further in “Management’s Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources” (f) whether there will be negative economic effects in China; and (g) whether worldwide economic conditions will negatively affect industries in China and our revenues. In addition, we are subject to more general risks and uncertainties including price competition, the decisions of customers, the actions of competitors, potential delays in the introduction of new products and services, customer acceptance of products and services, our ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein or in documents incorporated by reference herein. For further information, see “Item 1. Description of Business—B. (4) Industry background and competition.”

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

In this Form 10-KSB, “Navitone” refers to Navitone Technologies, Inc. and “our Company”, “we” and “our” refer to Navitone Technologies, Inc. and our consolidated subsidiaries and variable interest entities.

Item 1. Description of Business.

A.	Business Development and Summary

We are a software development company specializing in mobile resource management (“MRM”). Navitone was incorporated under the laws of the State of Nevada on November 12, 1999 as World Wide Web, Inc. On January 15, 2005, a majority of our stockholders approved, by unanimous written consent, a change of Navitone’s name from World Wide Web, Inc. to Navitone Technologies, Inc. This name change reflects the change of focus in our business as a result of our acquisition of CITYCAPS Information Technology Co., Ltd. (“CITYCAPS”). We refer to CITICAPS as “NAVITONE CHINA.”

Since the beginning of 2004, we have focused substantially all of our resources on researching, developing and commercializing our MRM software, directly and through our wholly owned subsidiary, NAVITONE CHINA.

We operate two business divisions, (1) wireless data communications services and (2) wireless value-added consumer service. The wireless value-added consumer service is conducted through a variable interest entity, which we refer to as “SHANGHAI NAVITONE.” We are required to include SHANGHAI NAVITONE’S financial results in our consolidated financial statements.

Our principal operations are conducted in China from our offices in Shanghai. We strive to become the leading provider of MRM services within mainland China. Working with various wireless carriers, we offer a series of mobile management services for mobile professionals over the Internet and wireless networks using different mobile devices including GPS-enabled mobile phones, Smartphones and PDAs.

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

With a broad range of software products, we are focused on software development in location based applications as well as providing software licenses and services in MRM, logistics applications, and asset tracking and monitoring using a wireless communication network. As a software solution provider, we integrate state-of-the-art mobile technology, wireless data communication, Geography Information System (“GIS”) technology, and powerful Internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions that enable them to better manage their resources and assets.

We offer a line of mobile management services and location based applications. Backed by powerful location-based service (“LBS”) servers and intelligent XML open customer platforms, our mobile services and solutions provide enterprises and mobile professionals with highly scaled, intelligent management tools and allow industries to manage their resources in a brand new way. Based on Qualcomm’s CDMA 1X and new GPS ONE technologies, our MRM software has given customers more efficient and cost effective ways to communicate, locate and manage their mobile resources and assets.

MRM offers effective tools for businesses to manage their mobile personnel, plan mobile resources, and collect mobile information. MRM is based on wireless, Internet, and LBS technology. The system includes a powerful web-based application, with the client running on regular cell phones which support either WAP (wireless application protocol) or BREW (binary runtime environment for wireless). Backed by our core location technology, the system can help management record, trace, and review the daily activities of a company’s mobile resources, and off-site personnel. Users can also use the system to plan an optimal client call and to manage a customer’s information. Off-site personnel can also access the client company’s database, view their trip planning and report client call information and location via a secured wireless network. Typically, a logistics company can easily locate and manage their delivery vehicles in real time. Service companies may use the system to dispatch their service personnel for urgent services. Companies can also monitor and manage their sales force in a more efficient and reliable way.

We are not in the manufacturing business. We rely on third-party manufacturing companies to manufacture all hardware devices, which include various mobile phones that are equipped with the CDMA1X chip.

We derive much of our revenue from wireless value-added services provided to the users of China Unicom’s mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered. Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

For these billing and collection services, the mobile operators retain a fixed percentage fee, which is reflected as a cost of service in our financial statements. We have assessed our relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No. 99-19, and have concluded that reporting the gross amount billed to our customers is appropriate.

At the present we hold no patents on our MRM software, but we are researching ways of trying to patent portions of the process. For more information, see “—(7) Intellectual Property” below.

(2)	Distribution Methods of the Products or Services

Our MRM software will not be sold directly to the general public, but rather through China Unicom and other distributors, which will handle all contracts, billing and hardware issues with end-users.

In order to comply with laws and regulations in the People’s Republic of China (“PRC” or “China”) that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE, a Chinese limited liability company formed on April 12, 2004. SHANGHAI NAVITONE is owned by three Chinese citizens Mr. Xinnong Yang, CEO of our subsidiary, Navitone China. Navitone China and other individuals not otherwise associated with the Company. Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE. Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expired on March 31, 2005 and was renewed for another year. In order to service the customers of China Unicom, SHANGHAI NAVITONE and Navitone China have entered into various operating agreements including trademark, domain name and software licensing agreements and exclusive technical consulting and services agreements, where SHANGHAI NAVITONE has the exclusive right to use certain domain names and registered trademarks owned by Navitone China, which is the exclusive provider of technical and other services to SHANGHAI NAVITONE. In November 2005 China Unicom suspended Shanghai Navitone’s national Service Providers license. Shanghai Navitone is still licensed to do business in Shanghai. The National Service provider’s license will continue to be suspended until Shanghai Navitone increases its registered capital to 10,000,000 RMB. In the meantime, in order to continue our operation in compliance with Chinese regulatory provisions, we were obliged to contract with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. (BSTE) on October 18, 2005. This agreement is effective for a period of one (1) year though we expect that it will be subsequently renewed.

In return, SHANGHAI NAVITONE and BSTE are required to pay Navitone China licensing and service fees for the use of each domain name, trademark and technical and consulting service received. The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone China depending on the quantity and level of services provided. These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE and BSTE performance on third party contracts and agreements entered into by SHANGHAI NAVITONE or BSTE in the normal course of business. The agreements also restrict the ability of SHANGHAI NAVITONE or BSTE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of Navitone China. Such transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

We are significantly dependent upon third parties including SHANGHAI NAVITONE, BSTE, China Unicom, Qualcomm, Kyocera AND Shanghai Unicom. Our products and services are introduced and sold to our customers in China by local China Unicom offices. Kyocera and its retailers supply our customers with mobile phones and enhanced battery packages. Additionally Shangai Unicom has contracted with us to supply their customers with MRM services derived from us but marketed under the Shangai Unicom moniker. We executed a contract with Shanghai Unicom affording them the right to bundle our products with those offered to their customers under the Shanghai brand.

(3)	Industry background and competition

We face strong competition for our services. We compete primarily on the basis of our relationships in China. As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we offer or may offer in the future, or to offer new services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, a Global Positioning System (“GPS”), software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully, it may harm our business or increase our sales cycles, resulting in a loss of market share and revenues. We face competition from a number of different business productivity solutions, including but not limited to:

1.	Solutions developed internally by our prospective customers’ information technology staffs;
2.	Radios, handheld devices and wireless telephones;

3.	Solutions offered by other market entrants.

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

On July 21, 2005, the Peoples Republic of China announced that the renmimbi would be traded at a rate of 8.11 to the US dollar starting July 22, 2005 and the renmimbi to US dollar pegging system would thereafter be based on a basket of foreign currencies. Over the past few years, the renmimbi has been pegged to the US dollar at the rate of one dollar for 8.27 renmimbi. The latest move revalues the renmimbi upward by 2.1 percent. The Chinese central bank publishes the trading rate between the renmimbi and major foreign currencies at the closing of daily market trading, and the announced rate is used as the central parity for the following trading day. The trading price between the dollar and the renmimbi at the inter-bank foreign exchange market is expected to float within a 0.3 percent band around the official central parity, while the trading price between the renmimbi and non-US dollar currencies will float within a certain range around the official central parity. The central bank will readjust the floating band at appropriate times according to market development conditions as well as economic and financial situations.

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

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2006 but will automatically renew for another year unless terminated prior thereto by either party. As of the date of this Report neither party has terminated the agreement. Although we intend on utilizing other distributors and direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers. If China Unicom terminated its relationship with us, or was otherwise unsuccessful in distributing our MRM software product to end-users, our financial condition and results of operation could be materially effected.

Dependency on subsidiary performance

Currently, a majority of our revenues are derived via the operations of our subsidiary. In addition to the risks associated with our relationships with SHANGHAI NAVITONE and BSTE economic, governmental, political, industry and internal company factors outside of our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

•	Our subsidiaries are located in China and are subject to the risks arising from economic, political and regulatory forces in China; and
•	Competition is intensifying for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

A visible trading market for our common stock may not develop

Our common stock is currently traded in the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NVTN”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations; and
•	market visibility for our common stock may be limited, which may have a depressive effect on the market price for our common stock.

Liability risk

Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China and our coverage may not be adequate to compensate for all losses that may occur, particularly with respect to loss of business and reputation. Any business disruption litigation or natural disaster could expose us to substantial costs and losses.

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

(4)	Sources and availability of raw materials and the names of principal suppliers

Our products and services are introduced and sold to our customers by local China Unicom offices. Kyocera and its retailers supply our customers with the mobile phones and enhanced battery packages required to use our product. We operate off of Qualcomm’s proprietary chipset. The software we write is based Qualcomm’s proprietary language, BREW. We are a BREW developer. As such, we are heavily reliant on our relationship with Qualcomm as well as China Unicom and on Kyocera’s continued production of mobile phones and accessories that are compatible with our product. However, there are other manufacturers of mobile phones and accessories that are compatible with our products that we could utilize in the future.

(5)	Customers

Our ability to attract customers is heavily reliant upon our relationship with SHANGHAI NAVITONE and our indirect relationship with China Unicom. Through them, we have attracted new users of our products and services at a rapid pace and currently serve over 236 companies and organizations. A sample list includes:

1.	Shanghai Bocheng Moderm Office Equipment Co, Ltd.
2.	Mitsubishi Corporation
3.	Shanghai Jiaoda Onlly Co, Ltd.
4.	Shanghai Nestle Food Co, Ltd.
5.	Guangzhou Chenbao Chemical Co, Ltd.
6.	Swire Coca-Cola Beverages Cuangzhou Ltd.
7.	Ningbo Lida Transportation Co, Ltd.
8.	Ping An Insurance (Group) Company of China, Ltd.
9.	Hangzhou Inner River Ship
10.	Guangdong Foshan Post Office

11.	Ningbo Wanda Express Transport Co, Ltd.
12.	PICC Property and Casualty Company Ltd. Ningbo Branch
13.	Jiau Da Ang Li
14.	Fu Ling Men
15.	China United Property Insurance Inc.
16.	Shanghai Si Nian Food Inc.. Shanghai Eastern Wei Container Transportation Inc.
17.	Shanghai Shang Su Logistic Inc.
18.	China Da Di Property Insurance Inc.
19.	Zhejiang Easter Zhong Kun Logistic Inc.
20.	Haining City Xing Da Automobile Transportation Inc.
21.	Ningbo Jiangbei District Yong Jiang Ming Lian Transportation Inc.
22.	Wuxi City Hong Rong Food Inc.
23.	Shantou Cheng Zhong Inc.
24.	Guangdong Dongguan City Heng Yun Concrete Inc.
25.	Guangdong Shantou Administrator Management
26.	Jin Xing Transportation Inc.
27.	Jiangsu Zhong Tong Health Products Inc.

However, due to regulatory constraints dictated by Chinese law with respect to foreign ownership of entities engaged in value-added telecommunication products and services, we are obliged to work through SHANGAI NAVITONE, and its relationship with China Unicom and Beijing Sanjinyutong Telecommunication Equipment CO., LTD. (“BSTE”) Our compulsory relationship with SHANGAI NAVITONE effectively represents approximately 90% of our revenues. See, Item 1(B)(4) “Industry background and competition” for more information.

(6)	Intellectual Property

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

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management’s attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our services, which would make our services less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

(7)	Need for Government Approval

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

(8)	Effect of existing or probable government regulations

The Chinese Legal System

The practical effect of the Chinese legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are generally not qualitatively different from the state general corporation laws in the United States. However, the Chinese accounting laws mandate accounting practices that are not consistent with U.S. Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. We are also required to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

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

Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain classes of consumers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. To date, reforms to China’s economic system have not adversely impacted our operation; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government.

(9)	Cost of Research and Development

Most of our direct costs of services and general and administrative expenses cover the costs of management and development of our services and related applications. During the years ended December 31, 2004 and 2005, the combined direct costs of services and general and administrative expenses were equal to approximately $632,131 and $1,469,067, respectively. Costs and effects of compliance with environmental laws.

To date, we have not expended any material amounts to comply with environmental laws. In addition, we do not believe that our current business plan exposes us to any material compliance issues with respect to environmental laws.

(10)	Employees

We currently employ a total of 43 people on a full-time basis. We had anticipated growing our human resources over 2005, but our lack of capital resources compelled us cut our workforce from approximately 75 employees last year. Without significantly more capital we are not likely to substantively increase our workforce in the near future. We also rely on the sales of China Unicom and several other distributors.

Item 2. Description of Property.

We do not own, directly or indirectly, any real property. We lease approximately 730 square meters in Shanghai, China. Use of our offices in Las Vegas, Nevada and Brea, California is provided by our Chief Executive Officer and President, respectively, free of charge.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board® under the symbol “NVTN.” Public listing of our common stock commenced on April 25, 2002 under the symbol WWWI. Prior to that time, there was no public market for our common stock.

The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Electronic Bulletin Board® for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low Bid	High Bid

Three months ended March 31, 2005	$0.25	$0.50
Three months ended June 30, 2005	$0.50	$1.75
Three months ended September 30, 2005	$0.51	$0.55
Three months ended December 31, 2005	$0.51	$0.75

Three months ended March 31, 2004	$0.07	$0.51
Three months ended June 30, 2004	$0.35	$0.56
Three months ended September 30, 2004	$0.35	$0.45
Three months ended December 31, 2004	$0.20	$0.35

Holders

As of March 24, 2006, we had approximately 16,744,392 shares of our common stock issued and outstanding held by approximately 126 stockholders of record. Our Transfer Agent is Pacific Stock Transfer Company, 500 E. Warm Springs Rd., Ste. 240 Las Vegas, NV 89119, telephone (702) 361-3033.

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

THE APPLICATION OF THE “PENNY STOCK REGULATION” COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

1.	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
2.	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
3.	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
4.	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
5.

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the “penny stock” designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans not approved by security holders
Unregistered Stock Option Plan I	728,500	$0.05	0
Unregistered Stock Option Plan II	140,000	$0.80	0
2006 Stock Option Plan (Registered)	5,000,000	$0.00	4,700,0001
Key Officer/Director Equity Compensation	240,000	$0.00	02
Total	6,108,500

1The Company issued 300,000 shares to an outside consultant

2Officers and Directors of the Company each receive yearly equity compensation in the form of restricted common stock ranging from 10,000-50,000 shares each. See, Item 10. “Executive Compensation”.

On January 31, 2006, the Board of Directors adopted the 2006 Stock Option Plan.

The purpose of the Navitone Technologies, Inc. 2006 Stock Option Plan (the “Plan”) is to further the interests of the Company by encouraging and enabling selected officers, directors, employees, consultants, advisers, independent contractors and agents, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock through the exercise of stock options to be granted thereunder. Options granted under the Plan will be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

The aggregate number of shares of Common Stock subject to options which may be granted under the Plan may not exceed five million (5,000,000) shares. The shares of Common Stock to be issued upon the exercise of options may be authorized but un-issued shares, shares issued and reacquired by the Company or shares purchased by the Company on the open market. If any option granted under the Plan expires or terminates for any reason without having been exercised in full, the un-purchased shares subject thereto will again be available for issuance under the Plan.

The expiration date of the Option and all rights thereunder shall be determined by the Committee. In the event the Committee does not specify the expiration date of the Option, the expiration date shall be three (3) years from the date on which the Option was granted, and shall be subject to earlier termination as provided in the Plan; provided, however, that if at any time an incentive stock option is granted the Optionee owns or would be considered to own by reason of Section 424(d) of the Code more that ten percent (10%) of the total combined voting power of all classes of stock of the Company, such incentive stock option shall expire five years from the date the option is granted, unless the Committee selects an earlier date.

An option vests and becomes exercisable from time to time in installments or otherwise in accordance with such schedule and upon such other terms and conditions as the Committee shall in its discretion determine at the time the option is granted. An optionee may request an exercise of part or all of the total number of shares for which the option is exercisable, provided that a partial exercise of an option may not be for less than five thousand (5,000) shares, unless the exercise is during the final year of the option, and shall not include any fractional shares. As a condition to the exercise, in whole or in part, of any option, the Committee may in its sole discretion require the optionee to pay any federal, state or local taxes that the Committee has determined are required to be paid in connection with the exercise of such option in order to enable the Company to claim a deduction or otherwise. Furthermore, if any optionee disposes of any shares of stock acquired by exercise of an incentive stock option prior to the expiration of either of the holding periods specified in Section 422(a)(1) of the Code, the optionee shall pay to the Company, or the Company shall have the right to withhold from any payment to be made to the optionee, an amount equal to any federal, state or local taxes that the Committee has determined are required to be paid in connection with the exercise of such option in order to enable the Company to claim a deduction.

No option will be exercisable (and any attempted exercise will be deemed null and void) if such exercise would create a right of recovery for “short-swing profits” under Section 16(b) of the Securities Exchange Act of 1934, as amended. This provision is intended to protect persons subject to Section 16(b) against inadvertent violations of Section 16(b) and shall not apply with respect to any particular exercise of an option if expressly waived in writing by the optionee at the time of such exercise.

To the extent that an option has become exercisable, the option may be exercised from time to time by giving written notice to the Company stating the number of shares with respect to which the option is being exercised, accompanied by payment in full, by cash or by certified or cashier’s check payable to the order of the Company or the equivalent thereof acceptable to the Company, of the purchase price for the number of shares being purchased and, if applicable, any federal, state or local taxes required to be paid in accordance with the provisions of Section 8(a) hereof. The Company shall issue a separate certificate or certificates with respect to each option exercised by an optionee.

In the Committee’s discretion, payment of the purchase price for the shares with respect to which the option is being exercised may be made in whole or in part with shares of Common Stock. If payment is made with shares of Common Stock, the optionee, or other person entitled to exercise the option, shall deliver to the Company certificates representing the number of shares of Common Stock in payment for the shares being purchased, duly endorsed for transfer to the Company. If requested by the Committee, prior to the acceptance of such certificates in payment for such shares, the optionee, or any other person entitled to exercise the option, shall supply the Committee with a representation and warranty in writing that he has good and marketable title to the shares represented by the certificate(s), free and clear of all liens and encumbrances. The value of the shares of Common Stock tendered in payment for the shares being purchased shall be their fair market value per share on the date of the exercise.

Notwithstanding the foregoing, the Company shall have the right to postpone the time of delivery of the shares for such period as may be required for it to comply, with reasonable diligence, with any applicable listing requirements of any national securities exchange or any federal, state or local law. If an optionee or other person entitled to exercise an option fails to accept delivery of or fails to pay for all or any portion of the shares requested in the notice of exercise upon tender of delivery thereof, the Committee shall have the right to terminate his option with respect to such shares.

We have granted options to other employees and consultants where the underlying shares are not registered pursuant to the Securities Act of 1933. If or when these options are exercised, the underlying shares received by the Optionees shall be subject to a one (1) year holding period from the date we receive the total consideration from exercise.

After December 31, 2005 but before the date of this filing, we formulated two unregistered option plans. One plan calls for an exercise price of $0.05 per share. Under this plan we have granted an aggregate of 728,500 shares. The other plan calls for an exercise price $0.80 per share. Under this plan we have granted an aggregate of 140,000 shares.

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

On August 16 2004, we acquired CITYCAPS Information Technology Co. Ltd (“CITYCAPS”). According to the terms of the Acquisition Agreement dated August 16, 2004, between World Wide Web, Inc. and CITYCAPS, the Company issued 8,000,000 shares of Navitone’s $0.001 par value restricted common stock in exchange for 100% of the common shares of CITYCAPS. As a result of the share exchange, CITYCAPS became a wholly owned subsidiary of Navitone. The 8,000,000 shares of Navitone’s restricted common stock were distributed on a pro-rata basis to the shareholders of CITYCAPS. Two officers and directors of Navitone owned approximately 36% of CITYCAPS. In addition, CITYCAPS received an additional 2,000,000 shares of Navitone’s restricted common stock which CITYCAPS has not distributed to its shareholders. The Company effected the acquisition of CITYCAPS in a transaction believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Common Stock

Between August 27, 2004 and December 31, 2005, Navitone issued a total of 2,245,000 restricted shares of its common stock in private offerings believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock. The purchase price for each unit was U.S. $6,000.00. There were no underwriters or brokers involved in this private offering.

The warrants expire on August 30, 2006. The exercise price for the purchase of the additional shares underlying the warrants is U.S. $1.00 per share.

The proceeds from the sale were used for general working capital and for legal, accounting and consulting expenses related to the CITYCAPS transaction.

Preferred Stock

On November 21, 2005 the Company issued a total of 735,334 shares of its Series A Preferred Stock in exchange for $735,334 worth of consideration in the form of $457,500 in cash and $50,000 in services, and $227,834 in the relief of certain debt obligations in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. Twelve individuals subscribed to this offering. The specific attributes of the Series A Preferred Stock are set forth in the Certificate of Designation as approved by our Board of Directors. These attributes read as follows:

Designated Name of Securities: SERIES A PREFERRED STOCK OF NAVITONE TECHNOLOGIES, INC.

The number of shares which shall constitute Series A shall be One Million (1,000,000) which number of shares may be increased or decreased (but not below the number of shares thereof then outstanding) from time to time by resolution of the Board of Directors.

The Company shall accept as consideration for the issuance of Series A Preferred Shares, cash denominated in U.S. Dollars or such other tangible assets, which in its discretion it deems acceptable. The price per share for the Series A preferred shall be $1.00.

Shares of Series A shall be redeemable in whole or in part, individually as to each Investor or pro rata, at the option of the Corporation by resolution of its Board of Directors at any time, or from time to time, at a price of $1.00 per share. In the event the Company elects to redeem, it shall pay the purchase price together with any unpaid dividends to the shareholder of record. Unless Series A preferred shareholder elect to convert to common stock of the Company, redemption of the Series A preferred must occur on or before October 1, 2008.

Preferred Shareholders issued Series A Preferred Shares shall be entitled to a 12% dividend payable annually in a manner affording the Company the right to cumulative payment if in any year, the Company elects not to pay dividends.

Shares of Series A shall be convertible into common share of the Company at a conversion rate of 2.50 common shares of the Company for each one share of Series A preferred. Series A Preferred shareholder may elect to convert to common shares of the Company at any time. If Series a preferred Shareholder have not converted to common and the Company fails to redeem on or before October 1, 2008, the series A preferred shares shall automatically convert to common shares of the Company at a conversion rate of 10 shares of common stock for each one share of Series A Preferred.

The amount payable on shares of Series A Preferred upon the liquidation, dissolution of winding-up of the affairs of the Corporation shall be $1.00 per share plus any unpaid dividends.

The shares of Series A Preferred shall not have any relative powers, preferences and rights, nor any qualifications, limitations or restrictions thereof, other than as set forth herein or in the Certificate of Incorporation of the Corporation.

Item 6. Management’s Discussion and Analysis and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. We may refer to the Company or NAVITONE herein as “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources” (f) whether there will be continuing negative economic effects upon China; and (g) whether worldwide economic conditions will negatively affect industries in China and our revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

A.	Management’s Discussion

Overview

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is a Nevada corporation, organized on November 2, 1999. Navitone Technologies China Co., Ltd (“Navitone China”, formerly CITYCAPS), is a Chinese limited liability company and a wholly owned subsidiary of Navitone.

We operate two business divisions, (1) wireless data communications services and (2) wireless value-added consumer service. The wireless value-added consumer service is conducted through a variable interest entity, which we refer to as “SHANGHAI NAVITONE.” We are required to include SHANGHAI NAVITONE’S financial results in our consolidated financial statements.

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

Our principal operations are conducted in China from our offices in Shanghai. We strive to become the leading provider of Mobile Resource Management (“MRM”) services within mainland China. Working with various wireless carriers, we offer a series of mobile management services for mobile professionals over the Internet and wireless networks using different mobile devices including GPS-enabled mobile phones, Smartphones and PDAs.

With a broad range of software products, we are focused on software development in location based applications as well as providing software licenses and services in MRM, logistics applications, and asset tracking and monitoring using a wireless communication network. As a software solution provider, we integrate state-of-the-art mobile technology, wireless data communication, Geography Information System (“GIS”) technology, and powerful

Internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions that enable them to better manage their resources and assets.

We offer a line of mobile management services and location based applications. Backed by powerful location-based service (“LBS”) servers and intelligent XML open customer platforms, our mobile services and solutions provide enterprises and mobile professionals with highly scaled, intelligent management tools and allows industries to manage their resources in a brand new way. Based on Qualcomm’s CDMA 1X and new GPS ONE technologies, our MRM software has given customers more efficient and cost effective ways to communicate, locate and manage their mobile resources and assets.

MRM offers effective tools for businesses to manage their mobile personnel, plan mobile resources, and collect mobile information. MRM is based on wireless, Internet, and LBS technology. The system includes a powerful web-based application, with the client running on regular cell phones which support either WAP (wireless application protocol) or BREW (binary runtime environment for wireless). Backed by our core location technology, the system can help management record, trace, and review the daily activities of a company’s mobile resources, and off-site personnel. Users can also use the system to plan an optimal client call and to manage a customer’s information. Off-site personnel can also access the client company’s database, view their trip planning and report client call information and location via a secured wireless network. Typically, a logistics company can easily locate and manage their delivery vehicles in real time. Service companies may use the system to dispatch their service personnel for urgent services. Companies can also monitor and manage their sales force in a more efficient and reliable way. Outside sales personal can also doing ordering and inventory control the MRM system.

MCRM (Mobile Customer Relationship Management) offers clients additional reporting functions and is integrated with the client’s server. The MCRM system allows companies to store large amounts of data for as long as they wish and may be customized to match internal reporting functions. With the MCRM software in place companies may take advantage of the data gathered through their mobile work force and integrate it with in-house Enterprise Resource Planning (ERP) the internal back office of the company that handles accounting, inventory control etc..

Our value proposition is achieved by leveraging the existing cell phone infrastructure to so customers can enjoy a high rate on return on their minimal capital expense. Navitone’s MRM and MCRM systems have low, ongoing costs but enhance companies CRM, ERP and maximize manager’s ability to manager outside assets. All of this together allows for better customer service, increased productivity and more efficient operations and reduced expenses.

Discussion

In order to comply with laws and regulations in the People’s Republic of China (“PRC” or “China”) that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we have established SHANGHAI NAVITONE, a Chinese limited liability company formed on April 12, 2004. SHANGHAI NAVITONE is owned by three Chinese citizens Mr. Xinnong Yang, CEO of our subsidiary, Navitone China. Navitone China and other individuals not otherwise associated with the Company. It conducts substantially all of its business operations through SHANGHAI NAVITONE. Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE is a variable interest entity and we are required to include its financial results in our consolidated financial statements.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed. Subsequent to March 31, 2005, China Unicom formally extended this agreement until March 31, 2006. In return, SHANGHAI NAVITONE is required to pay Navitone China licensing and service fees for the use of each domain name, trademark and technical and consulting service received. The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone

China depending on the quantity and level of services provided. These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE’s performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business. The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of Navitone China. Such transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

We expect to derive much of our revenue from wireless value-added services provided to the users of China Unicom’s mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered. Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

For these billing and collection services, the mobile operators retain a fixed percentage fee, which is reflected as a cost of service in our financial statements. We have assessed our relationship with the mobile operators and the terms of the fee arrangement under Emerging Issue Task Force Issue No. 99-19, and have concluded that reporting the gross amounts billed to our customers are appropriate.

At present we have approximately 43 employees. Over the course of the past two (2) years, our subsidiary’s operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses. We have completed our Beta test in China and began rolling out products and services throughout out China. We have reduced our employees by over 15 people in the last quarter, mostly in our research and development department since the product is near completion and we are now focused on hiring sales and marketing personnel for the remainder 2006.

To date, we have not sold our services outside of China. That market is the core focus of our business. We may endeavor to expand our service offerings to additional countries in the future. One of our core objectives for 2006 is to sign at least 2 licensing agreements outside of China. Navitone has had several preliminary informal meetings with potential partners outside of China. We are substantively reliant upon one principal customer, China Unicom. Revenues from China Unicom for year ending December 31, 2005 amounted to approximately 50% of our total revenue for the year ending 2005. They have contracted with us for our products and services and they resell these products and services to their customers. Though we have other customers, no other customer comprised 10% or more of total revenues in 2004 and 2005.

Our operating subsidiary, Navitone China, has invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future.

We incurred a net loss of $597,204 for the fiscal year ending December 31, 2004. In that year we had transitioned our business focus to real estate related activities. For the fiscal year ending December 31, 2005, we incurred a net loss of $1,376,990. In that year we acquired Navitone China and changed our core business accordingly. In each quarter of 2005 we incurred a net loss and we are likely to incur net losses in the immediate future until such time as we are able to fully execute our business plan. As of December 31, 2004, we had an accumulated deficit of $793,529. In that year we were in a primarily research and design phase. In each quarter of 2005 we incurred a net loss and are likely to continue incurring net losses until we can fully execute our business plan. As of December 31, 2005 we had an accumulated deficit of $2,170,519. The fact that we have essentially operated a research and development company and have started to focus more on sales and marketing towards the end of 2005 any comparative analysis from year to year or quarter to quarter are difficult and of limited value. The limited operating history of our present core business makes it difficult to forecast future operating results. We may not achieve, sustain or increase profitability on a quarterly or annual basis for some time, if at all.

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

We recognize revenue for providing software license and services based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, and delivery of the service has occurred and no other significant obligations remain.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our subsidiary, Navitone China, uses China’s local currency, the renminbi, as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred taxes as of December 31, 2005.

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

Our subsidiary and variable interest entity are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Navitone China enjoys a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

The Company’s variable interest entity, SHANGAI NAVITONE, is not subject to income tax but is subject to 4% tax on revenue, as defined for tax purposes. Such amounts are accrued for as a reduction to revenues. We are also subject to business taxes of 5% on the provision of taxable services, which includes services provided to customers and in certain instances to the variable interest entity. All business taxes paid are accrued for as a reduction of revenues. No provision for income taxes has been provided for as we have incurred losses since inception.

Product Development Expenses

Product development expenses consist primarily of compensation and related costs for employees associated with the development and programming of software products. We account for product development costs under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and would capitalize, if criteria under SOP 98-1 were met, material direct costs of materials and services consumed in development or obtaining internal-use computer software during the application development stage. Costs incurred in the enhancement of our existing products and services are charged to product development expense as incurred. To date, no costs have met the criteria for capitalization and hence none have been capitalized.

Revenue

Our revenue amounted to $85,914 in 2005 and $35,306 in 2004. Our 2005 revenue is a direct result of the growth in our installed base of subscribers to our services under our present core business. We presently have approximately 4,500 paying customers representing over 235 companies who are using our services. In addition to subscriber growth, our revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our principal customer, China Unicom, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes should not have a material adverse impact on our revenue going forward.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, and marketing and promotional expenses. Selling, general and administrative expenses amounted to $1,459,004 in 2005, up from $632,131 in 2004. The increase was the result of higher employee-related costs associated with higher average headcount during 2005 as a result of our research and development of our core software MRM. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company. We also expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Stock Compensation Expense

During the year ended December 31, 2005, we issued restricted stock to certain officers, directors and employees, which issuance is characterized as a stock compensation expense. The following table itemizes those individuals receiving stock compensation and the amount of stock received.

Name and Principal Position	Year	Restricted Stock Awards
Michael L. Zuliani, CEO, Secretary, Chairman of the Board	2005	50,000
	2004	50,000

Henry Liou, President, Treasure and Board Member	2005	50,000
	2004	50,000

Xinnong Yang, CEO and President China Operations, Board Member	2005	50,000
	2004	50,000

Antony Santos, Board Member	2005	10,000
	2004

Jerrold Wish, CFO, Board Member	2005	50,000
	2004	40,000

Income Taxes

Through 2005, we incurred net losses for federal income tax purposes. No income taxes were incurred.

Net Income (Loss)

Net loss increased to $1,376,990 in 2005 from $597,204 in 2004. Total revenues increased to $85,914 in 2005 from $35,306 in 2004, while operating costs increased to $1,462,904 in 2005 from $632,510 in 2004. Selling, general and administrative expenses grew significantly as a consequence of our acquisition of Navitone China and the shift in our core business. Generally, we expect that our revenues may begin to grow at a faster rate than our operating expenses assuming future access to sufficient additional capital.

Liquidity and Capital Resources

As of December 31, 2005, we had $244,920 of cash. Net cash used in operating activities was $910,682 in 2005. Net cash used in investing activities was $24,873 in 2005 and resulted from the purchase of property and equipment. Our capital expenditures have been consistent with our anticipated needs in operations, infrastructure and personnel. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we endeavor to expand globally. Net cash provided by financing activities was $925,074 in 2005 and resulted from proceeds from the issuance of common and preferred stock.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months. Our best chance for continuing operations will require additional capitalization either through debt or equity financing so as to endeavor to maintain or expedite the viability and growth of our operations. Most recently, between August 27, 2004 and December 31, 2005, the Company issued a total of 2,245,000 restricted shares of its common stock in a private offering and 735,334 restricted shares of its preferred stock believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of our intended business plan. We have since closed the offering of common stock effect August 31, 2005. We expect to continue to endeavor to attract additional capital in this fashion. If we are not successful, there is substantial doubt as to our ability to continue as a going concern. Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others”. We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligation, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Plan of Operation

Navitone Technologies, Inc. will continue to focus on its core product technology Mobile Resources Management (MRM) throughout 2006. As of the end of the quarter ending March 31, 2005, we offered our products and services in Shanghai, Zhejiang and Guangdong. Over the course of the quarter ending June 30, 2005 we expanded into three additional Chinese provinces including, Jiangsu, Shandong and Beijing. As of the end of this quarter, we have commenced offering our services to customers in the Chinese provinces of Anhui, Liaonin, Guangshi, and Fujian. By the end of this year we believe that we are likely to add the following additional provinces: Sanxi, Jilin, Henin, and Chongjing. We will continue to assist China Unicom’s sales team as well as pursue direct sales through mail, print, media and telemarketing using our internal sales force. We will also use local distributors who have relationships with large companies in the vertical market or are presently in the wireless business. We hope to roll out add-on features to MRM and will continue to focus on increasing sales to our present customer base. Our plans to increase in the size of our operations and personnel with a main focus on marketing and sales resources have been attenuated as a consequence of our limited resources and nominal revenue growth.

Using our extensive, customized features managers can design/check over their employees’ daily schedule, monitor their location, conduct ordering functions and generate reports in real-time, eliminating the burden of physical paperwork. Our customers may utilize the most efficient routing and scheduling systems, locate personnel via the internet and dispatch the closest person to the scene; all while communicating through short messages or voice communication using any internet based device. Our system, using our XML interface, can be integrated to use the customer’s internal software or our own depending if they want to operate on our server or their own. Our success depends primarily upon our ability to secure additional working capital so as to sustain our growth until such time as we are break-even or profitable. While we are confident that our business model will work, we are not certain that sufficiently expedient capital formation may transpire.

Based on our powerful Location Based Server (LBS) Platform, Navitone is designing software to interface with several new hardware products in 2006. We expect that our Payment Tracer Auto Financing Device & Software Program “PT” to begin sales by the end of the 2nd quarter 2006.

A basic Payment Tracer device is currently in being tested in China. This Device doesn’t have the GPS receiver on it so we can bring it to market at a lower price point. We will begin sales by the end of the 2nd quarter 2006. The next version of Payment Tracer will consists of a GPS receiver integrated with a wireless network communications transceiver and proprietary firmware. It is linked over a nationwide wireless network or a local transceiver to a central server, and is capable of providing continuous monitoring and reporting services to the registered users of the Company’s products. We expect PT will be applied so as to track vehicles purchased or leased to customers so as to limit loss. It allows the finance company to remotely disable a vehicle in the event that a customer breaches his or her payment obligations.

We design software for others, as an independent contractor and likewise design software for internal use by Navitone. We are working with several hardware manufacturers. We also anticipate developing software to interface with the Push-To-Talk phone and a camera phone so as to read standard bar codes. We have recently developed and implemented a WAP version of MRM. We have also commenced sales of our MCRM (Mobile Customer Relationship Management) software and it appears to have been well received by our first few customers.

We continue to seek licensing agreements/joint venture opportunities in The United States, India and Taiwan where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training. Thus far no substantive outcome has resulted. We have postponed our efforts to enter markets in Japan for the foreseeable future.

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

At present we have approximately 43 employees.

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

Dependency on SHANGHAI NAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD.

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE for our local licenses and a licensing agreement with Beijing Sanjinyutong Telecommunication Equipment CO., LTD for our national licenses.

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

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2006 but will automatically renew for another year unless terminated prior thereto by either party. In November 2005 China Unicom terminated SHANGHAI NAVITONE’S National SP license and we signed a contract with Beijing Sanjinyutong Telecommunication Equipment CO., LTD in October of 2005 to fill this gap. Since then we have started to move our sales and marketing efforts to various distributors to reduce the dependency upon just one contract. We are doing direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers. Since the being of 2006 we have been focusing on relationships with various distributors and local Unicom’s to reduce the risk with China Unicom. Although they terminated its relationship with SHANGHAI NAVITONE we were able to adjust or business model with very little interruption in our revenue stream.

Dependency on subsidiary performance

Currently, a majority of our revenues are derived via the operations of our subsidiary. In addition to the risks associated with our relationship with SHANGHAI NAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD, discussed above, economic, governmental, political, industry and internal company factors outside of our control affect each of our subsidiaries. If our subsidiaries do not succeed, the value of our assets and the price of our common stock could decline. Some of the material risks relating to our partner companies include:

•	Our subsidiaries are located in China and are subject to the risks arising from economic, political and regulatory forces in China; and
•	Intensifying competition for our products and services and those of our subsidiaries, which could lead to the failure of some of our subsidiaries.

A visible trading market for our common stock may not develop

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NVTN”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations; and
•	market visibility for our common stock may be limited, which may have a depressive effect on the market price for our common stock.

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

Item 7. Financial Statements.

Navitone Technologies, Inc.

and Subsidiary

Consolidated Financial Statements and

Report of Independent Registered

Public Accounting Firm

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Navitone Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Navitone Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navitone Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 8 to the consolidated financial statements. Management’s plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 15, 2006

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$244,920	$252,698
Accounts receivables	8,187	641
Other receivables	8,494	5,718
Prepaid expenses	5,182	726
Due from related party	8,462	8,257
Total current assets	275,245	268,040
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	89,231	88,732
OTHER ASSETS:
Deposit	14,524	11,700
Total assets	$379,000	$368,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,293	$637
Accrued liabilities	180,854	157,024
Taxes payable	5,880	1,755
Advance from customer	620
Other payable	24,000
Total current liabilities	221,647	159,416
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares
authorized, 735,334 shares issued and outstanding	735
Common stock, $.001 par value, 100,000,000 share
authorized, 14,384,392 shares issued and outstanding
for 2005 and 12,889,592 shares issued and
outstanding for 2004	14,384	12,889
Additional paid-in capital	2,308,079	1,148,429
Registered capital contribution receivable	—	(158,757)
Retained earnings (deficit)	(2,170,519)	(793,529)
Accumulated other comprehensive income	4,674	24
Total shareholders’ equity	157,353	209,056
Total liabilities and shareholders’ equity	$379,000	$368,472

 See report of independent registered public accounting firm.

The accompanying notes are an integral part of this financial statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES:
Revenues	$85,914	$35,306
Total revenues	85,914	35,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,459,004	632,131

LOSS FROM OPERATIONS	(1,373,090)	(596,825)

OTHER EXPENSE	(3,900)	(379)

LOSS BEFORE PROVISION FOR INCOME TAX	(1,376,990)	(597,204)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(1,376,990)	(597,204)

OTHER COMPREHENSIVE INCOME	4,650	24

COMPREHENSIVE LOSS	$(1,372,340)	$(597,180)

Per share data:

Basic earnings per share	(0.100)	(0.09)

Diluted earnings per share	$(0.099)	$—

Basic weighted average shares of common stock outstanding	13,754,495	6,674,602

Diluted weighted average shares of common stock outstanding	$13,850,189	$—

 See report of independent registered public accounting firm.

The accompanying notes are an integral part of this financial statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock Shares	Amount	Common stock Shares	Amount	Additional paid-in capital	Registered capital payable (receivable)	Statutory reserves	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
BALANCE, December 31, 2003			3,253,201	3,253	203,574	—	—	(196,325)	—	10,502

Shares issued for cash			1,455,000	1,455	580,545					582,000
Shares issued for services			181,391	181	72,375					72,556
August 16, 2004, shares issued in connection with acquisition of CITYCAPS			10,000,000	10,000	254,243					264,243
Less shares held by CITYCAPS			(2,000,000)	(2,000)						(2,000)
Additional registered capital CITYCAPS					158,757					158,757
Contributed capital receivable						(158,757)				(158,757)
Registered Capital SHANGHAI NAVITONE										0
Investment elimination					(121,065)					(121,065)
Foreign currency translation adjustments									24	24
Net (loss)								(597,204)		(597,204)
BALANCE, December 31, 2004			12,889,592	12,889	1,148,429	(158,757)	—	(793,529)	24	209,056
										0
Shares issued for cash	437,500	437	1,215,000	1,215	921,910					923,562
Shares issued for services	297,834	298	279,800	280	396,497					397,075
Registered Capital SHANGHAI NAVITONE										0
Investment elimination										0
Decrease in Registered Capital Receivable					(158,757)	158,757
Foreign currency translation adjustments									4,650	4,650
Net (loss)								(1,376,990)		(1,376,990)
BALANCE, December 31, 2005	735,334	$735	$14,384,392	$14,384	$2,308,079	—	—	$(2,170,519)	$4,674	$157,353

 See report of independent registered public accounting firm.

The accompanying notes are an integral part of this financial statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,376,990)	$(597,204)
Shares issued for services	397,074	72,556
Depreciation	25,783	4,647
Loss from disposal of assets	750
(Increase) decrease in assets:
Accounts receivable	(7,422)	(641)
Other receivable	(2,496)	(5,718)
Refundable deposit	(2,392)	(11,700)
Prepaid expenses	(4,410)	6,774
Due from related party	(205)	(8,257)
Increase (decrease) in liabilities:
Accounts payable	8,147	(4,942)
Accrued liabilities	22,847	117,054
Payroll taxes payable	4,021	(3,215)
Advance from customer	611
Other payable	24,000
Net cash used in operating activities	(910,682)	(430,646)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(24,873)	(92,337)
Decrease in investment		2,000
Net cash used in investing activities	(24,873)	(90,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock	437,500
Issuance of common stock	327,243	881,935
Payments on notes payable - related party		(1,000)
Increase (decrease) in registered capital receivable	160,331	(158,757)
Net cash provided by financing activities	925,074	722,178

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,703	24

INCREASE IN CASH	(7,778)	201,219

CASH, beginning of year	252,698	51,479

CASH, end of year	$244,920	$252,698

Supplemental Disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—

 See report of independent registered public accounting firm.

The accompanying notes are an integral part of this financial statement.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

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

The following is a description of the entities referred to in the footnotes:

Navitone Technologies, Inc., (formerly named World Wide Web, Inc.) referred to as the “Company” or “NVTN” – parent company, a Nevada corporation.

Navitone Technologies China (formerly CITYCAPS Information Technology Co., Ltd) referred to as “NAVITONE CHINA” – wholly owned subsidiary located in the People’s Republic of China (referred to as “PRC”).

Navitone (Shanghai) Information Technology Co., Ltd referred to as “SHANGHAI NAVITONE” – variable interest entity located in the People’s Republic of China.

On August 16, 2004, NVTN and the shareholders of NAVITONE CHINA entered into an Acquisition Agreement (the “Agreement”) where NVTN acquires 100% interest in NAVITONE CHINA and NAVITONE CHINA becomes a wholly owned subsidiary of NVTN. Pursuant to the Agreement, NVTN issued 8,000,000 restricted shares of common stock to shareholders of NAVITONE CHINA and 2,000,000 restricted shares of common stock to NAVITONE CHINA as consideration for 100% equity ownership and control.

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

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately USD$341,000. In September 2004, NAVITONE CHINA increased its registered capital to USD$ 500,000. Most recently, we amended our registered capital reflecting an increase to $1,000,000.

 See report of independent registered public accounting firm.

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

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, NAVITONE CHINA has established SHANGHAI NAVITONE which is legally owned by three Chinese citizens who are Mr. Xinnong Yang (49%), CEO of NAVITONE CHINA. Li Yue (25.5%), and Fang Bei (25.5%). NAVITONE CHINA will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. NAVITONE CHINA does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, People’s Republic of China as a Chinese limited liability company on April 2, 2004.

The arrangements with the shareholders of SHANGHAI NAVITONE have been undertaken solely to satisfy PRC regulations, which prohibit foreign companies from owning or operating telecommunications businesses in the PRC.

PRC regulations currently restrict the Company from holding equity interests in telecommunication services providers such as SHANGHAI NAVITONE.

 See report of independent registered public accounting firm.

F-7

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expired on March 31, 2005. On March 31, 2005, this agreement was renewed until March 31, 2006. In November 2005 China Unicom suspended Shanghai Navitone’s national Service Providers license. Shanghai Navitone is still licensed to do business in Shanghai. The National Service provider license will continue to be suspended until Shanghai Navitone increases its registered capital to 10,000,000 RMB. In order to continue our operation in compliance with Chinese regulatory provisions, the Company contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. (“BSTE”) on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

In order to service the customers of China Unicom Co., Ltd., BSTE and NAVITONE CHINA have entered into various operating agreements including trademark, domain name and software license agreements and exclusive technical consulting and services agreements, where BSTE has the exclusive right to use certain domain names and registered trademarks owned by the Company, and the Company is the exclusive provider of technical and other services to BSTE.

In return, BSTE is required to pay the Company licensing and service fees for the use of each domain name, trademark and technical and consulting services received. The technical and consulting service fees can be, and are, adjusted at the Company’s discretion depending on the quantity and level of services provided. These operating agreements further provide that the Company will guarantee BSTE’s performance on third party contracts and agreements entered into by BSTE in the normal course of business. The agreements also restrict the ability of BSTE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of the Company. These transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights.

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of December 31, 2005). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

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

 See report of independent registered public accounting firm.

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

Foreign currency translation

The reporting currency of the Company is US dollar. The Company uses their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of each reporting period. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $4,650 and $24 as of December 31, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.18 RMB for the year ended December 31, 2005 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Revenue recognition

The Company recognizes revenue for providing software license and services based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met.

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

 See report of independent registered public accounting firm.

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

Recently issued accounting pronouncements

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

 See report of independent registered public accounting firm.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and the United States of America. The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits. Total cash in state-owned banks in the United States of America amounted $74,282 and $181,273 as of December 31, 2005 and 2004, respectively. Total cash in state-owned banks in the PRC at December 31, 2005 and 2004 amounted to $182,263 and $74,975, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

 See report of independent registered public accounting firm.

Credit risk

The Company will depend on the billing system of mobile operators to charge the mobile phone users through mobile phone bills and collect payments from users. The Company generally will not require collateral for its accounts receivable.

Financial instruments

Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amount of accounts receivable, accounts payable, and other items included on the accompanying balance sheets approximate their fair value due to their short-term nature.

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for equipment. Leasehold improvements are amortized over the shorter of the initial lease term or the useful life of the asset. Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $25,783 and $4,647, respectively.

Equipment and leasehold improvements consisted of the following at December 31:

	2005	2004
Leasehold improvements	$ 12,896	$ 12,584
Office equipment	105,650	80,886
Totals	118,546	93,470
Accumulated depreciation	(29,315)	(4,738)
Leasehold improvements and equipment, net	$ 89,231	$ 88,732

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

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

 See report of independent registered public accounting firm.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at December 31, 2005 and 2004.

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

 See report of independent registered public accounting firm.

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

Note 3 - Reserves and dividends

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company’s subsidiary and variable interest entity in the PRC must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors of the Company. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. Subject to certain cumulative limits, the general reserve fund requires annual appropriation of 10% of after-tax profit (as determined under PRC GAAP at each year-end); the other fund appropriations are at the Company’s discretion.

These reserve funds can only be used for specific purposes of enterprise expansion and staff welfare and bonus and are not distributable as cash dividends. Appropriations to the staff welfare and bonus fund will be charged to general and administrative expenses.

The Company is required to make the reserves from profits. However as of December 31, 2005, the Company has generated operating losses and thus no statutory reserves were recorded during this period.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 4 – Related party transactions

Various administrative services are provided to the Company without charge by one of our officers and shareholder. The costs for these services are not material to the financial statements of the Company and, accordingly, have not been reflected in the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If other business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The receivable of $8,462 and $8,257 as of December 31, 2005 and 2004, is due from Xinnong Yang, CEO of NAVITONE CHINA. This money was deposited in the CEO’s personal bank account in the United States to be used for the payments of expenses incurred in the United States as NAVITONE CHINA does not have any US bank accounts opened at this time.

 See report of independent registered public accounting firm.

Note 5 – Supplemental disclosure of cash flow information

No interest or income tax payments were made for the years ended December 31, 2005 and 2004.

A total of 279,800 shares of common stock valued at $99,240 and 297,834 shares of preferred stock valued at $297,834 were issued for services performed by shareholders and officers during the year ended December 31, 2005. During the year ended December 31, 2004 a total of 181,391 common shares valued at $72,556 were issued for services performed by shareholders and officers during the year.

Note 6 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the duel presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income/loss) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts issue common stock were exercised, resulting in the issuance of common shares that would then share in the earnings of the Company.

The following is a reconciliation of the basic and diluted earnings per share computations:

	Year Ended December 31,
	2005	2004
Net income (loss)	$(1,376,990)	$(597,190)
Preferred stock dividend	(4,507)
Net income for basic earnings per share	$(1,381,497)	$(597,190)
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	13,754,495	6,674,602

Diluted effect of convertible preferred stocks	95,694
Weighted average shares used in diluted computation	13,850,189
Earnings per share:
Basic	$(0.100)	$(0.09)
Diluted	$(0.099)

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the twelve months ended December 31, 2005, and 2004.

 See report of independent registered public accounting firm.

Note 7 - Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of NAVITONE CHINA, for a term of two years with a base salary of $64,970 per year. On August 15, 2004, the Company’s board approved Mr. Yang’s annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a car allowance of $500 per month. As of December 31, 2005 and 2004, the Company owes the president $68,750 and $18,750, respectively, in salary, which is reflected in accrued liabilities. Starting September 30, 2004, Mr. Yang receives no additional car allowance from the Company.

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has the appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 was issued to retire the accrued salary in the same amount. As of December 31, 2005 and December 31, 2004, the Company owes Mr. Zuliani salary of $15,000 and $22,500, respectively, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 was issued to retire the accrued salary in the same amount. As of December 31, 2005 and December 31, 2004, the Company owes Mr. Liou $15,000 and $22,500 in salary, which is reflected in accrued liabilities.

Note 8- Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through December 31, 2005 of $2,170,515, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

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

 See report of independent registered public accounting firm.

Note 9 – Leases

The Company leases office facilities under non-cancelable operating lease agreements expiring through October 2006. The facilities include office space for NAVITONE CHINA in Shanghai and SHANGHAI NAVITONE in Beijing. The non-cancelable operating lease agreements provide that the Company pay for certain operating expenses applicable to the leased premises.

Total rent expense for the years ended December 31, 2005 and 2004, amounted to $70,896 and $26,390, respectively. As of December 31, 2005, the future minimum annual lease payments for the next five years are as follows:

Year Ended
December 31	Amount
2006	$ 54,048
Thereafter	-

Note 10 - Acquisition

On July 15, 2004, the Company entered into a Memorandum of Understanding (MOU) with NAVITONE CHINA. According to the terms of the MOU, the Company agreed to issue 8,000,000 shares of its $0.001 par value restricted common stock in exchange for 100% of CCIT. As a result of the share exchange, NAVITONE CHINA became a wholly owned subsidiary of the Company.

The 8,000,000 shares of the Company’s $0.001 par value restricted common stock will be distributed on a pro-rata basis to the shareholders of NAVITONE CHINA. Two officers and directors of the Company owned approximately 36% of NAVITONE CHINA. In addition, NAVITONE CHINA received an additional 2,000,000 shares of the Company’s $0.001 par value restricted common stock which will remain with NAVITONE CHINA.

Note 11 – Shareholders’ equity / registered capital

Registered Capital represents the consolidated approved registered capital of NVTN, NAVITONE CHINA and SHANGHAI NAVITONE. The capital contribution receivable represents amounts due from the shareholders of the companies for their initial registered capital contributions.

NAVITONE CHINA’S approved registered capital is approximately USD$1,000,000 and SHANGHAI NAVITONE’s registered capital is approximately USD$121,000. According to company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company’s business license approval. As of December 31, 2005, the Company’s registered capital consisted of the following:

	NAVITONE	NAVITONE	SHANGHAI
	TECHNOLOGIES	CHINA	NAVITONE	TOTALS
Total shareholders’ equity/
Registered capital	$ 1,202,200	$ 1,000,000	$ 121,000	$ 2,232,200
Totals, December 31, 2005	$ 1,202,200	$ 1,000,000	$ 121,000	$ 2,232,200

 See report of independent registered public accounting firm.

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

Between August 27, 2004 and December 31, 2005 the Company issued a total of 2,245,000 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The offering consisted of units of 15,000 shares of common stock and a warrant entitling the unit holder to subsequently purchase an additional 5,000 shares of common stock. The purchase price for each unit amounted to $6,000 and a total of $898,000 of cash proceeds were collected during this period.

The warrant entitles the unit holder the right to purchase 5,000 additional shares of common stock of the Company and will expire on August 30, 2006. The exercise price for the purchase of the additional shares will be $1.00 per share of common stock for exercising all or part of the warrant.

As of December 31, 2005 and 2004, shareholders holding 150 and 106 warrants entitling the holders of the warrants to 750,000 and 530,000 shares of common stock respectively, and as of December 31, 2005 none of these warrants have been exercised.

As of December 31, 2005 and 2004, the Company has 16,384,392 and 14,889,592 shares of common stock issued and outstanding, respectively, which includes the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

On December 12, 2005, The Company issued a total of 735,334 shares of SERIES A PREFERRED STOCK in exchange for $735,334 worth of consideration in the form of $437,500 in cash and $50,000 in services, and $247,834 in the relief of certain debt obligations. Twelve individuals subscribed to this offering. The price per share for the Series A preferred stock is $1.00.

Preferred shares of Series A shall be redeemable in whole or in part, individually as to each Investor or pro rata, at the option of the Company by resolution of its Board of Directors at any time, or from time to time, at a price of $1.00 per share. In the event the Company elects to redeem, it shall pay the purchase price together with any unpaid dividends to the shareholder of record. Unless the Series A preferred shareholder elects to convert to common stock of the Company early, redemption of the Series A preferred stock must occur on or before October 1, 2008.

Preferred Shareholders issued Series A Preferred Shares shall be entitled to a 12% dividend payable annually in a manner affording the Company the right to cumulative payment if in any year the Company elects not to pay dividends. The cumulative preferred dividend at December 31, 2005 amounted to $88,240

Preferred Shares of Series A shall be convertible into common shares of the Company at a conversion rate of 2.50 common shares of the Company for each one share of Series A preferred. Series A Preferred shareholder may elect to convert to common shares of the Company at any time. If Series A preferred Shareholders have not converted to common and the Company fails to redeem on or before October 1, 2008, the Series A preferred shares shall automatically convert to common shares of the Company at a conversion rate of 10 shares of common stock for each one share of Series A Preferred.

 See report of independent registered public accounting firm.

The amount payable on shares of Series A Preferred upon the liquidation, dissolution of winding-up of the affairs of the Corporation shall be $1.00 per share plus any unpaid dividends.

Note 12 – Subsequent event

Stock Option Plan

As of December 31, 2005 The Company had not implemented a formal stock option plan. On January 31, 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, a subsequent event. The shares issued under this plan were registered with the Securities and Exchange Commission.

The purpose of the Navitone Technologies, Inc. 2006 Stock Option Plan (the “Plan”) is to further the interests of Navitone Technologies, Inc., a Nevada corporation (the “Company”), by encouraging and enabling selected officers, directors, employees, consultants, advisers, independent contractors and agents, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock through the exercise of stock options to be granted hereunder. Options granted hereunder are either options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

The aggregate number of shares of Common Stock subject to Options which may be granted under the Plan shall not exceed five million (5,000,000) shares. The shares of Common Stock to be issued upon the exercise of Options may be authorized but un-issued shares, shares issued and reacquired by the Company or shares purchased by the Company on the open market. If any Option granted hereunder shall expire or terminate for any reason without having been exercised in full, the un-purchased shares subject thereto shall again be available for the purposes of the Plan. The Company has elected to grant the shares to Optionees at a purchase price of $0.00.

The expiration date of the Option and all rights thereunder shall be determined by the Committee. In the event the Committee does not specify the expiration date of the Option, the expiration date shall be three (3) years from the date on which the Option was granted, and shall be subject to earlier termination as provided herein; provided, however, that if at any time an Incentive option is granted the Optionee owns or would be considered to own by reason of Section 424(d) of the code more that ten percent (10%) of the total combined voting power of all classes of stock of the Company such Incentive Option shall expire five years from the date the Incentive Option is granted unless the Committee selects an earlier date.

An Option shall vest and become exercisable from time to time in installments or otherwise in accordance with such schedule and upon such other terms and conditions as the Committee shall in its discretion determine at the time the Option is granted. An Optionee may request an exercise of part or all of the total number of shares for which the Option is exercisable, provided that a partial exercise of an Option may not be for less than five thousand (5,000) shares, unless the exercise is during the final year of the Option, and shall not include any fractional shares. As a condition to the exercise, in whole or in part, of any Option, the Committee may in its sole discretion require the Optionee to pay any federal, state or local taxes that the Committee has determined are required to be paid in connection with the exercise of such Option in order to enable the Company to claim a deduction or otherwise. Furthermore, if any Optionee disposes of any shares of stock acquired by exercise of an Incentive Option prior to the expiration of either of the holding periods specified in Section 422(a)(1) of the Code, the Optionee shall pay to the Company, or the Company shall have the right to withhold from any payment to be made to the Optionee, an amount equal to any federal, state or local taxes that the Committee has determined are required to be paid in connection with the exercise of such Option in order to enable the Company to claim a deduction.

See report of independent registered public accounting firm.

No Option will be exercisable (and any attempted exercise will be deemed null and void) if such exercise would create a right of recovery for “short-swing profits” under Section 16(b) of the Securities Exchange Act of 1934, as amended. This Section 8(b) is intended to protect persons subject to Section 16(b) against inadvertent violations of Section 16(b) and shall not apply with respect to any particular exercise of an Option if expressly waived in writing by the Optionee at the time of such exercise.

To the extent that an Option has become exercisable, the Option may be exercised from time to time by giving written notice to the Company stating the number of shares with respect to which the Option is being exercised, accompanied by payment in full, by cash or by certified or cashier’s check payable to the order of the Company or the equivalent thereof acceptable to the Company, of the purchase price for the number of shares being purchased and, if applicable, any federal, state or local taxes required to be paid in accordance with the provisions of Section 8(a) hereof. The Company shall issue a separate certificate or certificates with respect to each Option exercised by an Optionee.

In the Committee’s discretion, payment of the purchase price for the shares with respect to which the Option is being exercised may be made in whole or in part with shares of Common Stock. If payment is made with shares of Common Stock, the Optionee, or other person entitled to exercise the Option, shall deliver to the Company certificates representing the number of shares of Common Stock in payment for the shares being purchased, duly endorsed for transfer to the Company. If requested by the Committee, prior to the acceptance of such certificates in payment for such shares, the Optionee, or any other person entitled to exercise the Option, shall supply the Committee with a representation and warranty in writing that he has good and marketable title to the shares represented by the certificate(s), free and clear of all liens and encumbrances. The value of the shares of Common Stock tendered in payment for the shares being purchased shall be their Fair Market Value Per Share on the date of the exercise.

Notwithstanding the foregoing, the Company shall have the right to postpone the time of delivery of the shares for such period as may be required for it to comply, with reasonable diligence, with any applicable listing requirements of any national securities exchange or any federal, state or local law. If an Optionee or other person entitled to exercise an Option fails to accept delivery of or fails to pay for all or any portion of the shares requested in the notice of exercise upon tender of delivery thereof, the Committee shall have the right to terminate his Option with respect to such shares. Thus far we have granted one option to one individual under this plan for a total of 300,000 shares.

We have granted options to other employees and consultants where the underlying shares are not registered pursuant to the Securities Act of 1933. If or when these options are exercised, the underlying shares received by the Optionees shall be subject to a one (1) year holding period from the date we receive the total consideration from exercise.

We have two unregistered option plans. One plan calls for an exercise price of $0.05 per share. Under this plan we have granted an aggregate of 728,500 shares. The other plan calls for an exercise price $0.80 per share. Under this plan we have granted an aggregate of 140,000 shares.

During 2005 the registrant elected an interim director, Mr. Antony Santos, whose temporary appointment was made effective November 16, 2005. The terms of his service to the Company had not yet been finalized at the time of his appointment. On January 13, 2006, the Company agreed to issue Mr. Santos 40,000 shares of common stock of the Company. On the same date the Company agreed to compensate its other board members for their services during 2005 as follows:

 See report of independent registered public accounting firm.

Name and Address	Position	Number of Shares
Michael L Zuliani	CEO, Secretary and Chairman of the Board	50,000
Henry Liou	President, Treasurer and Board Member	50,000
Xinnong Yang	Chief Executive Officer and President of Navitone China, Board Member	50,000
Jerrold Wish	Chief Financial Officer and Board Member	40,000

In addition, Mr. Santos performs the following duties for the benefit of the Company:

a.	the review and assessment of corporate governance standards, policies and procedures now in effect and as adopted by regulatory authorities and the implementation thereof by the Company;
b.	the facilitation or preparation of periodic and current reporting documents as may be required to be filed with the SEC.
c.

The preparation, and/or review or amendment of contracts, agreements, LOI’s, MOU’s and such other documentation as may be reasonably expected to arise in the ordinary course of the Company’s corporate governance obligations including any activity related to potential mergers, acquisitions, or similar business combinations or joint ventures;

d.	Public speaking engagements for purposes of introducing the Company or U.S. Capital Market Systems (including OTCBB and/or the Pink Sheets) to target audiences as may be specified by the Company.

The Company has agreed to compensate Mr. Santos as follows:

1	a non-refundable signing fee of $10,000.00 upon due execution this Agreement by both parties.
2

the sum of $2,500.00 monthly for a period of two (2) years commencing from the date of execution of this Agreement. Monthly payments shall be made to consultant on or before the 1st of each month up through the termination date of January 13, 2008.

 See report of independent registered public accounting firm.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

In connection with its audit our Company for the fiscal years ended December 31, 2005 and 2004, and for subsequent interim periods, there were no disagreements with Moore Stephens Wurth Frazer and Torbet, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended December 31, 2005 and 2004, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

Item 8A. Controls and Procedures.

Our principal executive officer and principal financial officer reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and we believe that they are effective in doing so. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

The following table sets forth certain information regarding executive officers and directors of Navitone Technologies, Inc. as of the date of this Form 10-KSB:

Name and Address	Age	Position	Since
Michael L Zuliani 4850 W. Flamingo Rd. #22 Las Vegas, NV. 89103	37	CEO, Secretary and Chairman of the Board	2004
Henry Liou 480 Apollo St. #E Brea, CA 92821	54	President, Treasurer and Board Member	2004
Xinnong Yang 6th Floor, 696 Songtao Rd. Shanghi, China 201203	45	Chief Executive Officer and President of Navitone China, Board Member	2004
Jerrold Wish 4850 W. Flamingo Rd. Suite #22 Las Vegas NV. 89103	50	Chief Financial Officer and Board Member	2003
Zijian Zhou, Phd.	39	Chief Technologist of Navitone China	2004

Antony M. Santos	40	Director	2005

The persons named above are expected to hold their office/position until the next annual meeting of our stockholders.

Background of Directors, Executive Officers, Promoters and Control Persons

Michael L. Zuliani, Chief Executive Officer, Secretary, and Chairman of the Board. Mr. Zuliani was appointed as our Chief Executive Officer in January 2004. Mr. Zuliani is an entrepreneur who is involved in several different businesses. He is a licensed mortgage broker who is currently President and CEO of

Anchor Mortgage and one of southern Nevada’s largest mortgage brokers. He has also built homes and developed land in southern Nevada. Mr. Zuliani has served as a consultant providing professional advice and services to various start-up and mid-size companies. Previously, Mr. Zuliani served as the CEO and President of Certified Services, Inc, a company he founded in 1999. After taking it public (NASDAQ: Symbol: CSRV) in 2000, the company successfully merged with America’s PEO in 2001. Mr. Zuliani graduated from Sacramento State University with a B.A. in Business Administration with concentrations in Finance and Insurance and a Minor in Communication Studies.

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

Xinnong Yang, President and CEO of Navitone China and Board Member. Mr. Yang has been the Chief Executive Officer and President of Navitone China since August 2004. Mr. Yang is the chief architect and day-to-day manager of Navitone’s core business based in Shanghai, China. Mr. Yang founded CityCaps Information Technology, Ltd. Co., the predecessor to Navitone and played a major role in designing and marketing Mobile Resource Management, Asset Tracking and Fleet Management Systems, as well as other value-added services in the wireless communication network. Formerly, Mr. Yang served as the Manager of the Research and Development Center in Shanghai for Trimble Navigation, Ltd., where he acted as the technical supervisor for the development of their LBS systems. From 1999 to 2001, Mr. Yang was the manager of GIS applications for @Road, Inc., in Freemont California. Prior to that, he was a senior software engineer at AutoDesk, Inc. in San Rafael, California. From 1994 to 1998, Mr. Yang was a Senior Analyst/Programmer for Environmental Systems Research Institute, Inc., the largest provider of GIS and mapping in the world. His extensive work in dynamic routing and logistics uniquely qualifies Mr. Yang for his technical and leadership responsibilities. Mr. Yang holds a Master of Science degree in Civil and Environmental Engineering from the University of Nevada in Las Vegas. He also has a Master of Science in Systems Engineering from the Shanghai Institute of Mechanical Engineering in Shanghai, China.

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

Henry Liou, President, Treasurer and Board Member. Mr. Liou has been our President since 2005 and Treasurer since 2004. Mr. Liou is a businessman and entrepreneur who built several successful businesses. Mr. Liou immigrated to the United States from Taiwan in 1979 to pursue post graduate studies at Oklahoma

Central State University. In 1982 he founded Defenders Alarm Company, which he later sold. In 1985 he founded a software system house and distributor of computers imported from Taiwan. In 1989, after selling this business, Mr. Liou founded Pryme Radio Products, Inc. in Brea, California. Today, Pryme Radio Products is one of the largest and two-way radio and audio accessory companies in the United States. Mr. Liou has also expanded distribution into China through his company, Regal Beijing, Ltd. Mr. Liou is the inventor and patent holder of the GPS Microphone and he intends to use his extensive international experience to develop and sell the GPS Microphone worldwide. Mr. Liou is a graduate of Taipei City Business College in Taipei, Taiwan.

Antony M. Santos, Director. Mr. Santos is an attorney licensed in Connecticut. He is presently employed as Executive Vice-President and General Counsel for Nevwest Securities Corporation. He focuses on securities law. He joined NevWest in 1999 as General Counsel. Mr. Santos received his education at the University of Connecticut as both an undergraduate and graduate student in the department of economics undergraduate and masters programs. He received his J.D. at the University of Connecticut, School of Law. Mr. Santos served with the U.S. Marine Corps 4th Marine Expeditionary Brigade. He is a combat veteran of Desert Shield/Storm and participated in Operation Eastern Exit in Mogadishu, Somalia. He holds the following securities licenses: Series 7, 24, and 63. Mr. Santos is also a member of the UNLV Department of Economics Executive Advisory Board and a board member of New Vista Ranch, a non-profit organization dedicated to providing life skills to developmentally challenged adults.

Family Relationships

None.

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

Audit Committee Financial Expert

Navitone does not have a standing audit committee. In addition, our Board of Directors has determined that we do not have an audit committee financial expert serving on our Board of Directors. We believe, given the early stages of our development and our lack of capital resources, that an audit committee financial expert is not necessary at the present time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC. Directors, executive officers and beneficial owners of more than 10% of our Company’s common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended December 31, 2005 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them, except that Jerrold Wish filed a late Form 4 reporting a transaction that transpired on December 19, 2005, Henry Liou, Xinnong Yang, Herb Sider, Michael Zuliani each filed a late Form 5 reporting transactions that transpired on August 16, 2004, and Antony Santos did not timely file his initial Form 3 or annual Form 5. These filings were made concurrent with the filing of this Form 10-KSB.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Michael L. Zuliani, CEO, Chairman of the Board and Secretary	2005	60,000			50,000
	2004	60,000			50,000
	2003	0
Xinnong Yang, CEO and President China Operation, Board Member	2005	100,000			50,000
	2004	100,000			50,000
	2003	0
Henry Liou, President, Treasurer, Board Member	2005	60,000			50,000
	2004	60,000			50,000
	2003	0
Jerrold Wish, CFO, Director	2005	0			40,000
	2004	0			40,000
	2003	0
Antony M. Santos, Director	2005	0			40,000
	2004	0			10,000
	2003	0

(1) Represents reimbursement for automobile expenses at $500 per month.

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

On August 15, 2004, our Board of Directors approved a one (1) year employment contract with Mr. Yang calling for an annual salary of $100,000 paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds were available. Mr. Yang is also eligible for incentive bonuses based on the profitability of our Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. As of December 31, 2005, we owe Mr. Yang $68,750 in salary. Mr. Yang is also entitled to receive 50,000 shares of common stock issued to him per year of his employ until such time as he resigns or is terminated.

On August 15, 2004, our Board of Directors approved employment terms for Michael L. Zuliani, Navitone’s Chief Executive Officer, Chairman of the board, and Secretary providing for $60,000 per year plus 50,000 shares of common stock per year. The annual salary will accrue until the Board finds it has the appropriate funds to retire this debt. As of December 31, 2005, our Company owes Mr. Zuliani $15,000 in salary.

On August 15, 2004, our Board of Directors approved employment terms for Henry Liou, Navitone’s President, Treasurer and a Director for $60,000 per year plus 50,000 shares of common stock per year. The annual salary will accrue until the board finds it has appropriate funds to retire this debt. As of December 31, 2005, our Company owes Mr. Liou $15,000 in salary, which is reflected in accrued liabilities.

On August 15, 2004, our Board of Directors approved employment terms for Jerrold Wish, Navitone’s CFO and board member. Mr. Wish is entitled to receive 40,000 shares of common stock issued to him per year of his employ until such time as he resigns or is terminated.

On January 13, 2006 our Board of Directors approved employment terms for Antony Santos Navitone’s and board member and Corporate Counsel for $2,500 a month plus is entitled to receive 40,000 shares of common stock issued to him per year of his employ until such time as he resigns or is terminated.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 28, 2005 with respect to the beneficial ownership of our common and preferred stock by the following individuals: (a) each person known by Navitone to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power. The following table is based on 14,744,392 shares outstanding, which represents a reduction of 2,000,000 shares held by our subsidiary, Navitone China, from a total number of shares outstanding of 16,744,392.

Name and Address of Beneficial Owner of Shares(1)	Amount of Shares Beneficially Owned	Percentage of Class
Herb Sider	2,539,625	17.2%
Michael Zuliani	2,678,125	18.2%
Henry Liou	3,134,750	21.3%
Xinnong Yang	2,106,500	14.3%
Jerrold A. Wish	75,000	0.5%
Antony M. Santos	10,000	0.1%
All Directors and Executive Officers as a Group	10,534,000	71.4%

Preferred Stock

	Shares(1)	Percentage of Class
Herb Sider	143,713	19.54
Michael Zuliani	141,542	19.25
Henry Liou	170,079	23.13
All Directors and Executive Officers as a Group	455,335	61.92
Total Preferred Outstanding	735,334	100.00

See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act” for addresses and positions with our Company.

(1)

Michael L Zuliani, CEO and Chairman of the Board holds stock under Anchor Mortgage Corporation Pension Plan Trust 2,320,625 for the purchase of CityCaps on 8/16/04. He holds 100,000 shares in the name of Anchor Mortgage Company. He also holds 80,000 shares of stock under Michael Zuliani which was purchased from a previous shareholder in 1/04. He received 50,000 shares of stock under Michael Zuliani 01/01/05 as compensation for his role as Chief Executive Officer and Chairman of the Board.

(2)

Henry Liou, Treasure and Director holds 1,542,375 under his personal name and another 1,542,375 under his wives name Gina Pai 1,542,375 which was issued 8/16/05 for the purchase of CityCaps. He also holds an additional 50,000 shares for being an Officer and Director for a total of 3,134,750.

(3)	Xinnong Yang holds 2,056,500 from the Acquisition of CityCaps on 8/14/04 and 50,000 shares issues on 01/01/05 for being an Officer and Director.
(4)	Jerrold Wish, CFO and Director, has 30,000 shares that were purchased in the private placement 12/29/04, 40,000 01/01/05 for being an Officer and Director and 5,000 shares issued 6/11/01.
(5)	Antony Santos holds 10,000 shares under his wives name Rachel Santos.
(6)	The percentages are based on using 14,744,392 since 2,000,000 are held by Navitone Technologies Inc., China.

Item 12. Certain Relationships and Related Transactions.

We are currently in negotiations to become an exclusive dealer for several hardware related products from Pryme Technologies Group of San Diego, California. Mr. Henry Liou, is President, Treasurer and a member of our Board of Directors and is a majority shareholder of Navitone. Mr. Liou is currently the President and majority shareholder of Pryme Technologies Group. Mr. Liou will abstain from any decisions made in regards to contracts with Pryme Technologies, Group.

In order to comply with Chinese laws and regulations that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, we established a Chinese limited liability company we refer to as SHANGHAI NAVITONE. SHANGHAI NAVITONE effectively represents approximately 90% of our revenues. SHANGHAI NAVITONE is owned by three Chinese citizens, Mr. Xinnong Yang, CEO of our subsidiary and two other individuals not otherwise related to the registrant. Navitone China conducts substantially all of its business operations through SHANGHAI NAVITONE or BSTE, and therefore we rely heavily on our continued relationship with them. Neither Navitone nor Navitone China holds any direct ownership interest in SHANGHAI NAVITONE. Although we have no ownership interest in SHANGHAI NAVITONE, we consolidate its results of operations in our consolidated financial statements.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation of the Registrant, as amended.
3.2	Bylaws of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as amended, filed with the SEC on November 11, 2001.
10.	Material Contracts

10.1 China Unicom Contract, as amended (incorporated by reference to the Company’ Form 10-QSB for the quarter ending March 31, 2005 as filed with the SEC).

10.2 CityCaps Navitone Contract (incorporated by reference to Navitone’s Technologies, Inc. Form 8-K filed with the SEC on August 27, 2004.)

10.3 Exclusive Technical Consulting and Services Agreement (Beijing Sanjinyutong Telecommunication Equipment CO., LTD, (incorporated by reference to the Issuer’s 10-Q filing for the quarter ended September 30, 2005 and filed with the Commission on November 14, 2005).

10.4 PR Financial Marketing, LLC Agreement (filed herewith).

10.5 China Unicom Shanghai Branch Tracking Business Cooperation Contract (filed herewith).

10.6 JA Consulting Agreement

31.1	Certification of Michael L. Zuliani Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Jerrold Wish Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Certification of Michael L. Zuliani and Jerrold Wish Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

The Company paid the following fees to its present principal auditors, Moore Stephens Wurth Frazer and Torbet, LLP

Year Ended December 31, 2005
Audit Fees	$ 82,648
Audit-Related Fees	-
Tax Fees	-
All Other Fees
Total	$ 82,648

“Audit Fees” consisted of fees billed for services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-QSB.

Moore Stephens Wurth Frazer and Torbet, LLP did not perform any non-audit services for us in either the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2004.

We have no formal audit committee. However, the entire Board of Directors (the “Board”) of Navitone is Navitone’s de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors’ independence.

The Board reviewed the audited consolidated financial statements of our Company as of and for the year ended December 31, 2005, with management and the independent auditors. Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

Our Company’s former principal accountant, Beckstead and Watts, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Our Company’s present principal accountant, Moore Stephens Wurth Frazer and Torbet, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navitone Technologies, Inc.
(Registrant)

By: /s/ Michael Zuliani, & CEO

March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Zuliani	CEO, Chairman of the Board & Secretary	March 30, 2006
Michael Zuliani	(principal executive officer)

/s/ Henry Liou	President, Director and Treasurer	March 30, 2006
Henry Liou

/s/ Jerrold Wish	Chief Financial Officer and Director	March 30, 2006
Jerrold Wish	(Principal financial and accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH

REPORTS FILED PURSUANT TO SECTION 15(d) OF THE

EXCHANGE ACT BY NON-REPORTING ISSUERS

The Company has not sent an annual report for its fiscal year ended December 31, 2005, nor any proxy materials relating to a 2006 meeting of security holders, to its security holders, and the Company does not currently intend to send any such annual report or proxy materials to is security holders subsequent to the filing of this report with the Securities and Exchange Commission. Should the Company subsequently send any such annual report or proxy materials to its security holders, it will furnish a copy of such report or proxy materials to the Securities and Exchange Commission when such materials are sent to its security holders.