Form 10QSB
period 2006-03-31
NAVITONE TECHNOLOGIES INC
filed 2006-05-15
CIK 1114302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 000-3317

Navitone Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

           Nevada                            88-0440630

(State or jurisdiction of              (I.R.S. Employer

incorporation or organization)    Identification No.)

4850 W. Flamingo Road #22

Las Vegas, Nevada 89103

(Address of principal executive offices)

6th Floor 696 Songtao Road

Shanghai, China

Post Code: 201203

People’s Republic of China

(702)-325-7700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 14,744,392 shares issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

TABLE OF CONTENTS

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$60,676	$244,920
Accounts receivables	13,718	8,187
Other receivables	5,317	8,494
Prepaid expenses	2,952	5,182
Due from related party	8,516	8,462
Total current assets	91,179	275,245

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	90,829	89,231

OTHER ASSETS:
Deposit	13,665	14,524

Total assets	$195,673	$379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,885	$10,293
Accrued liabilities	230,256	180,854
Payroll taxes payable	2,371	5,880
Advance from customer	624	620
Other payables	17,485	24,000
Total current liabilities	271,621	221,647

SHAREHOLDERS’ EQUITY:
12% cumulative, convertible preferred stock, $.001 par value,
25,000,000 shares authorized, 735,334 shares issued
and outstanding
Common stock, $.001 par value, 100,000,000 shares	735	735
authorized, 14,744,392 shares issued and outstanding
at March 31, 2006 and 14,384,392 shares issued and
outstanding at December 31, 2005	14,744	14,384
Additional paid-in capital	2,541,719	2,308,079
Deferred stock compensation	(175,000)	—
Retained earnings (deficit)	(2,464,169)	(2,170,519)
Accumulated other comprehensive income	6,023	4,674
Total shareholders’ equity	(75,948)	157,353
Total liabilities and shareholders’ equity	$195,673	$379,000

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited

REVENUES:	$22,453	$4,430

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	315,842	359,179

LOSS FROM OPERATIONS	(293,389)	(354,749)

OTHER EXPENSE	(261)	(630)

LOSS BEFORE PROVISION FOR INCOME TAX	(293,650)	(355,379)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(293,650)	(355,379)

OTHER COMPREHENSIVE INCOME	1,349	165

COMPREHENSIVE LOSS	$(292,301)	$(355,214)

Weighted average number of shares outstanding	14,566,392	13,286,422

Earnings per share, basic and diluted	$(0.02)	$(0.03)

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,650)	$(355,379)
Adjustments to reconcile net loss to cash
used in operating activities:
Shares issued for services	35,000	74,240
Depreciation	6,638	5,278
(Increase) decrease in assets:
Accounts receivable	1,432	(665)
Other receivable	3,232	3,868
Refundable deposit	953	—
Prepaid expenses	2,247	(871)
Increase (decrease) in liabilities:
Accounts payable	4,097	(637)
Accrued liabilities	49,075	26,120
Payroll taxes payable	(3,547)	648
Other payable	17,250	—
Net cash used in operating activities	(177,273)	(247,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,693)	(12,951)
Net cash used in investing activities	(7,693)	(12,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	—	168,065
Net cash provided by financing activities	—	168,065

EFFECT OF EXCHANGE RATE CHANGES ON CASH	722	165

DECREASE IN CASH	(184,244)	(92,119)

CASH, beginning of period	244,920	252,698

CASH, end of period	$60,676	$160,579

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
Shares issued for services	210,000	—

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

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

Navitone (Shanghai) Information Technology Co., Ltd referred to as “SHANGHAI NAVITONE” – variable interest entity located in the PRC.

On August 16, 2004, NVTN and the shareholders of NAVITONE CHINA entered into an Acquisition Agreement (the “Agreement”) where NVTN acquired 100% interest in NAVITONE CHINA and NAVITONE CHINA becomes a wholly owned subsidiary of NVTN. Pursuant to the Agreement, NVTN issued 8,000,000 restricted shares of common stock to shareholders of NAVITONE CHINA and 2,000,000 restricted shares of common stock to NAVITONE CHINA as consideration for 100% equity ownership and control.

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

NAVITONE CHINA was established in Shanghai, PRC by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately USD$341,000. In September 2004, NAVITONE CHINA increased its registered capital to USD$500,000. Most recently, we amended our registered capital reflecting an increase to $1,000,000.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

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

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, NAVITONE CHINA has established SHANGHAI NAVITONE which is legally owned by three Chinese citizens who are Mr. Xinnong Yang (49%), CEO of NAVITONE CHINA. Li Yue (25.5%), and Fang Bei (25.5%). NAVITONE CHINA will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. NAVITONE CHINA does not hold any direct ownership interest in SHANGHAI NAVITONE. SHANGHAI NAVITONE was established in Shanghai, PRC as a Chinese limited liability company on April 2, 2004.

The arrangements with the shareholders of SHANGHAI NAVITONE have been undertaken solely to satisfy PRC regulations, which prohibit foreign companies from owning or operating telecommunications businesses in the PRC.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 1 – History and organization (continued)

Nature of operations (continued)

PRC regulations currently restrict the Company from holding equity interests in telecommunication services providers such as SHANGHAI NAVITONE.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expired on March 31, 2005. On March 31, 2005, this agreement was renewed until March 31, 2006. In November 2005 China Unicom suspended Shanghai Navitone’s national Service Providers license. Shanghai Navitone is still licensed to do business in Shanghai. The National Service provider license will continue to be suspended until Shanghai Navitone increases its registered capital to 10,000,000 RMB. In order to continue its operation in compliance with Chinese regulatory provisions, the Company contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. (“BSTE”) on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of March 31, 2006). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R),Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51(FIN No. 46(R)), which requires the consolidation of certain variable interest entities. FIN No. 46(R) is effective for all nonpublic entities immediately to variable interest entities or potential variable interest entities created after December 31, 2003. The Company has elected to apply FIN 46(R) and consolidate its variable interest entity since its inception.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $6,023 as of March 31, 2006. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.05 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

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

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

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

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits. At March 31, 2006, the Company had approximately $16,600 in banks in the United States, which were fully covered by the insurance. At December 31, 2005, the Company had approximately $74,000 of deposits, which were fully covered by the insurance. Total cash in state-owned banks in the PRC at March 31, 2006 and December 31, 2005 amounted to $48,081 and $182,263, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Credit risk

The Company will depend on the billing system of mobile operators to charge the mobile phone users through mobile phone bills and collect payments from users. The Company generally will not require collateral for its accounts receivable.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

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

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for equipment. Leasehold improvements are amortized over the shorter of the initial lease term or the useful life of the asset. Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $6,638 and $5,278, respectively.

Equipment and leasehold improvements consisted of the following at March 31, 2006 and December 31, 2005:

	March 31	December 31
	2006	2005
Leasehold improvements	$12,979	$12,896
Office equipments	114,016	105,650
Total	126,995	118,546
Accumulated depreciation	(36,166)	(29,315)
Equipment and leasehold improvements, net	$90,829	$89,231

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

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at March 31, 2006.

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

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Income taxes (continued)

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

Note 3 – Reserves and dividends

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

The Company is required to make the reserves from profits. However as of March 31, 2006, the Company has generated operating losses and thus no statutory reserves were recorded during this period.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

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

Note 5 – Supplemental disclosure of cash flow information

No interest or income tax payments were made for the three months ended March 31, 2006 and 2005.

A total of 300,000 shares of common stock valued at $210,000 were issued for services performed by consultants during the three months ended March 31, 2006. See note 12 for detail information. During the three months ended March 31, 2005 a total of 233,800 common shares valued at $74,240 were issued for services performed by shareholders and officers.

Note 6 – Earnings per share

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

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the three months ended March 31, 2006 and 2005.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 7 – Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of NAVITONE CHINA, for a term of two years with a base salary of $64,970 per year. On August 15, 2004, the Company’s board approved Mr. Yang’s annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available. The president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a car allowance of $500 per month. Starting September 30, 2004, Mr. Yang receives no additional car allowance from the Company. As of March 31, 2006, the Company owes the president $93,750, in salary, which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has the appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 was issued to retire the accrued salary in the same amount. As of March 31, 2006, the Company owes Mr. Zuliani $30,000 in salary which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 was issued to retire the accrued salary in the same amount. As of March 31, 2006, the Company owes Mr. Liou $30,000 in salary which is reflected in accrued liabilities.

Note 8 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through March 31, 2006 of $2,464,169, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

In 2005, the Company issued a total of 2,598,500 restricted shares of its common stock in a private offering believed to be exempt from registration with the Securities and Exchange Commission as part of a corporate financing for purposes of facilitating the execution of its intended business plan.

The Company continues to endeavor to attract additional capital in this fashion.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 9 – Leases

The Company leases office facilities under non-cancelable operating lease agreements expiring through October 2006. The facilities include office space for NAVITONE CHINA in Shanghai and SHANGHAI NAVITONE in Beijing. The non-cancelable operating lease agreements provide that the Company pay for certain operating expenses applicable to the leased premises.

Total rent expense for the three months ended March 31, 2006 and 2005, amounted to $17,778 and $16,214, respectively. As of March 31, 2006, the future minimum annual lease payments for the next five years are as follows:

Year	Amount
2006	$37,834
Thereafter

Note 10 – Shareholders’ equity / registered capital

Registered capital

Registered Capital represents the consolidated approved registered capital of NVTN, NAVITONE CHINA and SHANGHAI NAVITONE. The capital contribution receivable represents amounts due from the shareholders of the companies for their initial registered capital contributions.

NAVITONE CHINA’S approved registered capital is approximately USD$1,000,000 and SHANGHAI NAVITONE’s registered capital is approximately USD$121,000. According to company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company’s business license approval. As of March 31, 2006, the Company’s registered capital consisted of the following:

	Navitone Technologies	Navitone China	Shanghai Navitone	Totals
Total shareholders’ equity / Registered capital	$1,202,200	$1,000,000	$121,000	$2,323,200
Totals, March 31, 2006	$1,202,200	$1,000,000	$121,000	$2,323,200

Common stock

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 10 – Shareholders’ equity / registered capital (continued)

Common stock (continued)

As of March 31, 2006, shareholders holding 150 warrants entitling the holders of the warrants to 750,000 shares of common stock respectively, and as of March 31, 2006 none of these warrants have been exercised.

During the three months ended March 31, 2006, the Company issued 300,000 shares of $0.001 par value common stock to an individual in exchange for consulting services valued at $210,000. The agreement is for services to be performed over a period of one year and will be amortized accordingly. During the three months ended March 31, 2006, the Company recorded an expense of $35,000.

During the three months ended March 31, 2006, the Company issued 60,000 shares of $0.001 par value common stock to an individual for cash of $24,000. The funds were received in 2005 and recorded as other payable and have been reduced accordingly.

During the three months ended March 31, 2006, the Company authorized to issue a total of 230,000 shares of $0.001 par value common stock to its Board of Directors in exchange for services valued at $69,000. The Company plans to issue the shares in the near future. During the three months ended March 31, 2006, the Company recorded an expense and accrued liability of $17,250.

As of March 31, 2006, the Company has 16,744,392 shares of common stock issued and outstanding which includes the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

Preferred stock

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

Preferred Shareholders issued Series A Preferred Shares shall be entitled to a 12% dividend payable annually in a manner affording the Company the right to cumulative payment if in any year the Company elects not to pay dividends. The cumulative preferred dividend at March 31, 2006 amounted to $110.

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 10 – Shareholders’ equity / registered capital (continued)

Preferred stock (continued)

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

As of March 31, 2006, the Company has 735,334 shares of preferred stock issued and outstanding.

Note 11 – Stock option plan

As of December 31, 2005, the Company had not implemented a formal stock option plan. On January 31, 2006, the Board of Directors approved the Company’s 2006 Stock Option Plan, a subsequent event. The shares issued under this plan were registered with the Securities and Exchange Commission.

The purpose of the Navitone Technologies, Inc. 2006 Stock Option Plan (the “Plan”) is to further the interests of Navitone Technologies, Inc., a Nevada corporation (the “Company”), by encouraging and enabling selected officers, directors, employees, consultants, advisers, independent contractors and agents, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock through the exercise of stock options to be granted hereunder. Options granted hereunder are either option intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

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

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 11 – Stock option plan (continued)

The expiration date of the Option and all rights there under shall be determined by the Committee. In the event the Committee does not specify the expiration date of the Option, the expiration date shall be three (3) years from the date on which the Option was granted, and shall be subject to earlier termination as provided herein; provided, however, that if at any time an Incentive option is granted the Optionee owns or would be considered to own by reason of Section 424(d) of the code more that ten percent (10%) of the total combined voting power of all classes of stock of the Company such Incentive Option shall expire five years from the date the Incentive Option is granted unless the Committee selects an earlier date.

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

See report of independent registered public accounting firm

Navitone Technologies and Subsidiary

Condensed Notes to the Consolidated Financial Statements

Note 11 – Stock option plan (continued)

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

Notwithstanding the foregoing, the Company shall have the right to postpone the time of delivery of the shares for such period as may be required for it to comply, with reasonable diligence, with any applicable listing requirements of any national securities exchange or any federal, state or local law. If an Optionee or other person entitled to exercise an Option fails to accept delivery of or fails to pay for all or any portion of the shares requested in the notice of exercise upon tender of delivery thereof, the Committee shall have the right to terminate his Option with respect to such shares. Thus far we have granted one option to one individual under this plan for a total of 300,000 shares. The individual has exercised the option. See note 12.

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

Note 12 – Deferred stock compensation

On January 31, 2006 The Company has entered into a consulting agreement with an individual to provide business and financial consulting services. These agreements expire January 31, 2007. Upon exercising the option by the individual, the Company has issued a total of 300,000 shares of no par value common stock pursuant to a Form S-8 in exchange for their services. The 300,000 shares of common stock has been recorded at $0.70 per share or $210,000 based upon the trading price of the shares at January 31, 2006. The Company has recorded a deferred charge to shareholders’ equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $35,000 for the period ending March 31, 2006. The option of total 300,000 shares of common stock was exercised in February 2006.

See report of independent registered public accounting firm

MANAGEMENT’S DISCUSSION

A.	MANAGEMENT’S DISCUSSION

Overview

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is a Nevada corporation, organized on November 2, 1999. Navitone Technologies China Co., Ltd (“Navitone China”, formerly CITYCAPS), is a Chinese limited liability company and a wholly owned subsidiary of Navitone.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through March 31, 2006 of $2,464,169. Our financial statements express substantial doubt regarding our ability to continue as a going concern.

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

MRM offers effective tools for businesses to manage their mobile personnel, plan mobile resources, and collect mobile information. MRM is based on wireless,

Internet, and LBS technology. The system includes a powerful web-based application, with the client running on regular cell phones which support either WAP (wireless application protocol) or BREW (binary runtime environment for wireless). Backed by our core location technology, the system can help management record, trace, and review the daily activities of a company’s mobile resources, and off-site personnel. Users can also use the system to plan an optimal client call and to manage a customer’s information. Off-site personnel can also access the client company’s database, view their trip planning and report client call information and location via a secured wireless network. Typically, a logistics company can easily locate and manage their delivery vehicles in real time. Service companies may use the system to dispatch their service personnel for urgent services. Companies can also monitor and manage their sales force in a more efficient and reliable way. Outside sales personal can also do their ordering and inventory control through the MRM system.

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

At present we have approximately 34 employees. Over the course of the past two (2) years, our subsidiary’s operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses. We have completed our Beta test in China and began rolling out products and services throughout out China. We have reduced our employees by over 26 people, mostly in our research and development department. We have approximately 5,000 individual subscribers for our services. We believe we need at least 30,000 to break even. To date, we have not sold our services outside of China. That market is the core focus of our business. We may endeavor to expand our service offerings to additional countries in the future. One of our core objectives for 2006 is to sign at least 2 licensing agreements outside of China, presently focusing on India. Navitone has had several preliminary informal meetings with potential partners in India. In China, we are substantively reliant upon one principal customer, China Unicom. Revenues from China Unicom amounted to approximately 50% of our total revenue. They have contracted with us for our products and services and they resell these products and services to their customers. Though we have other customers, no other customer comprised 10% or more of total revenues thus far.

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

In the three months ending March 31, 2006, we generated $22,453 in revenues while incurring $315,842 in selling, general and administrative expenses. Thus, the loss from operations for the three months ending March 31, 2006 was $293,389. This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. Unless or until we achieve a critical mass of customers we are likely to continue to incur losses and must continue to secure additional working capital in order to maintain operations. Management believes that we need at least 30,000 individual subscribers in order to break even. We have only 5,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had negative working capital of $180,442. Our current assets as of March 31, 2006 consisted of $60,676 in cash, $13,718 in accounts receivables, $5,317 in other receivables, $2,952 in pre-paid expenses and $8,516 due from a related party. Our current liabilities in the same period consisted of $20,885 in accounts payable, $17,485 in other payables, $230,256 in accrued liabilities, and $2,371 in payroll taxes payable.

We do not believe that we have sufficient resources to execute our business or continue operations for the next twelve months. Our best chance for continuing operations will require additional capitalization either through debt or equity financing so as to endeavor to maintain or expedite the viability and growth of our operations. We expect to continue to endeavor to attract additional capital but we have not successful thus far. If we are not successful, there is substantial doubt as to our ability to continue as a going concern. Without a significant infusion of additional capital we are not likely to achieve the critical mass we need to sustain operations.

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

PLAN OF OPERATION

Navitone Technologies, Inc. will continue to focus capital raising efforts. Our plans to increase in the size of our operations and personnel with a main focus on marketing and sales resources have been attenuated as a consequence of our limited resources and nominal revenue growth.

We continue to seek licensing agreements/joint venture opportunities in The United States, India and Taiwan where perhaps we might handle the backend technologies and the partner would handle sales, marketing, customer service, technical support and training. Thus far no substantive outcome has resulted. We have postponed our efforts to enter markets in Japan for the foreseeable future.

We hope to raise more capital through the sales of securities including but not limited to our common stock. While this will have a dilutive effect on our present shareholders, we believe the additional capital, properly allocated for purposes of growing our customer base and increasing revenue, will positively impact shareholder value such that the marginal benefit to shareholders outweighs the marginal disadvantage of dilution. We may not successfully secure this additional capital and may be forced to shut down.

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

At present we have approximately 34 employees.

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

Dependency on SHANGHAINAVITONE and Beijing Sanjinyutong Telecommunication Equipment CO., LTD.

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

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on March 31, 2006 but will automatically renew for another year unless terminated prior thereto by either party. In November 2005 China Unicom terminated SHANGHAI NAVITONE’S National SP license and we signed a contract with Beijing Sanjinyutong Telecommunication Equipment CO., LTD in October of 2005 to fill this gap. Since then we have started to move our sales and marketing efforts to various distributors to reduce the dependency upon just one contract. We are doing direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily on China Unicom to attract new customers. Since the being of 2006 we have been focusing on relationships with various distributors and local Unicom’s to reduce the risk with China Unicom. Although they terminated its relationship with SHANGHAI NAVITONE we were able to adjust or business model with very little interruption in our revenue stream.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”) to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed as of March 31, 2006, to provide a reasonable level of assurance of reaching our desired disclosure control objectives and we believe that they are effective in doing so. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

Common Stock

Between August 27, 2004 and December 31, 2005, Navitone issued a total of 2,598,500 restricted shares of its common stock in private offerings believed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The restricted shares were sold as part of units consisting of 15,000 shares of Navitone common stock and warrants entitling the holder to subsequently purchase 5,000 additional shares of Navitone common stock. The purchase price for each unit was U.S. $6,000.00. There were no underwriters or brokers involved in this private offering.

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

The individual has exercised the option in February, 2006.

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
10.2 CityCaps Navitone Contract (incorporated by reference to Navitone’s Technologies, Inc. Form 8-K filed with the SEC on August 27, 2004.)

10.3 Exclusive Technical Consulting and Services Agreement (Beijing Sanjinyutong Telecommunication Equipment CO., LTD, (incorporated by reference to the Issuer’s 10-Q filing for the quarter ended March 31, 2006 and filed with the Commission on November 14, 2005).

10.4 PR Financial Marketing, LLC Agreement, incorporated by reference to the issuer’s 10-KSB as filed March 30, 2006.
10.5 China Unicom Shanghai Branch Tracking Business Cooperation Contract incorporated by reference to the issuer’s 10-KSB as filed March 30, 2006.

10.6 JA Consulting Agreement incorporated by reference to the issuer’s 10-KSB as filed March 30, 2006.

31.	Certifications pursuant to the Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navitone Technologies, Inc.

Signature	Title	Date

/s/ Michael Zuliani	CEO, Director	May 15, 2006
Michael Zuliani

/s/ Henry Liou	President, Director, Treasurer	May 15, 2006
Henry Liou

/s/Jerrold A. Wish	Principal Financial Officer,	May 15, 2006
Jerrold A. Wish	Principal Accounting Officer, Director