Form 10QSB
period 2006-06-30
NAVITONE TECHNOLOGIES INC
filed 2006-08-14
CIK 1114302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

6th Floor 696 Songtao Road
Shanghai, China
Post Code: 201203
People’s Republic of China

(702)-325-7700
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 14,974,392 shares issued and outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one): ☒ Yes	☐ No

PART I - FINANCIAL INFORMATION

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS	Unaudited
CURRENT ASSETS:
Cash	$13,655	$244,920
Accounts receivables	10,900	8,187
Other receivables	4,319	8,494
Prepaid expenses	2,850	5,182
Due from related party	8,544	8,462
Total current assets	40,268	275,245

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	84,277	89,231

OTHER ASSETS:
Deposit	13,709	14,524
Total assets	$138,254	$379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,431	$10,293
Accrued liabilities	241,613	180,854
Payroll taxes payable	1,555	5,880
Advance from customer		620
Other payables	516	24,000
Total current liabilities	380,115	221,647

Non - current loans due to shareholders	54,980
Total liabilities	435,095	221,647

SHAREHOLDERS’ EQUITY:
12% cumulative, convertible preferred stock,
$.001 par value, 25,000,000 shares authorized,
735,334 shares issued and outstanding	735	735
Common stock, $.001 par value, 100,000,000 shares authorized,
14,974,392 shares issued and outstanding at June 30, 2006
and 14,384,392 shares issued and outstanding at December 31, 2005	14,974	14,384
Additional paid-in capital	2,610,489	2,308,079
Deferred stock compensation	(157,000)
Retained deficits	(2,773,985)	(2,170,519)
Accumulated other comprehensive income	7,946	4,674
Total shareholders’ equity	(296,841)	157,353
Total liabilities and shareholders’ equity	$138,254	$379,000

The accompanying notes are an integral part of these condensed financial statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES:	$22,099	$20,388	$44,552	$24,818
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	333,851	328,658	649,693	687,770

LOSS FROM OPERATIONS	(311,752)	(308,270)	(605,141)	(662,952)

OTHER INCOME (EXPENSE)	1,936	(747)	1,675	(1,377)

LOSS BEFORE PROVISION FOR INCOME TAX	(309,816)	(309,017)	(603,466)	(664,329)

PROVISION FOR INCOME TAXES

NET LOSS	(309,816)	(309,017)	(603,466)	(664,329)

OTHER COMPREHENSIVE INCOME	6,594	105	7,946	270

COMPREHENSIVE LOSS	$(303,222)	$(308,912)	$(595,520)	$(664,059)

Weighted average number of shares outstanding	14,737,210	13,452,593	14,737,210	13,452,593

Earnings per share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(603,466)	$(664,329)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Shares issued for services charged to operations	122,000	96,240
Depreciation	13,403	11,182
(Increase) decrease in assets:
Accounts receivable	4,298	(2,434)
Other receivable	4,257	3,980
Refundable Deposit	956
Prepaid expenses	2,356	(2,105)
Increase (decrease) in liabilities:
Accounts payable	121,299	14,196
Accrued liabilities	60,266	62,377
Payroll taxes payable	(4,382)	3,041
Advance from customer	(626)
Other payables		10,531
Loan payables-related party	54,980
Net cash used in operating activities	(224,659)	(467,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,717)	(22,490)
Net cash used in investing activities	(7,717)	(22,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		300,065
Net cash provided by financing activities		300,065

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,111	270

DECREASE IN CASH	(231,265)	(189,476)

CASH, beginning of period	244,920	252,698

CASH, end of period	$13,655	$63,222

The accompanying notes are an integral part of these condensed financial statements.

Navitone Technologies and Subsidiaries

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

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 1 – History and organization (continued)

Business structure (continued)

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed. Subsequent to March 31, 2005, China Unicom formally extended this agreement until June 30, 2006. We presently contract with local China Unicom subsidiaries in those Chinese Municipalities or prefects in which we operate. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

Navitone Technologies and Subsidiaries

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

In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of June 30, 2006). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

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

Navitone Technologies and Subsidiaries

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $7,946 as of June 30, 2006. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rate of 8.02 RMB for the six months ended June 30, 2006 was applied to income statement accounts.

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

Navitone Technologies and Subsidiaries

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company has adopted during this quarter of 2006. The adoption of SFAS No. 154 did not have a material impact on its results of operations, financial position or cash flows.

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

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Recently issued accounting pronouncements (continued)

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company’s adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and the United States of America. The Company maintains balances in financial institutions in the United States of America which from time to time may exceed Federal Deposit Insurance Corporation insured limits. At June 30, 2006, the Company had approximately $2,668 in banks in the United States, which were fully covered by the insurance. At December 31, 2005, the Company had approximately $74,000 of deposits, which were fully covered by the insurance. Total cash in state-owned banks in the PRC at June 30, 2006 and December 31, 2005 amounted to $10,987 and $182,263, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Navitone Technologies and Subsidiaries

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

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for equipment. Leasehold improvements are amortized over the shorter of the initial lease term or the useful life of the asset. Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $13,403 and $11,182, respectively.

Equipment and leasehold improvements consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Leasehold improvements	$12,979	$12,896
Office equipment	114,016	105,650
Totals	126,995	118,546
Accumulated depreciation	(42,718)	(29,315)
Leasehold improvements and equipment, net	$84,277	$89,231

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

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, the Company expects these assets to be fully recoverable.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at June 30, 2006.

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

Navitone Technologies and Subsidiaries

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

The Company is required to make the reserves from profits. However as of June 30, 2006, the Company has generated operating losses and thus no statutory reserves were recorded during this period.

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

During the six months ended June 30, 2006, the Company received loans totaling $54,980 from two officers and directors of the Company. The due to related party is due upon demand and bears no interest.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 5 – Supplemental disclosure of cash flow information

No interest or income tax payments were made for the six months ended June 30, 2006 and 2005.

A total of 530,000 shares of common stock valued at $279,000 were issued for services performed by consultants during the six months ended June 30, 2006. See Note 12 for detailed information.

During the six months ended June 30, 2005 a total of 273,800 common shares valued at $96,240 were issued for services performed by shareholders and officers.

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

According to Emerging Issues Task Force Abstracts (FEI) 98-2 and Accounting Research Bulletins (ARP) 51, Par. 13, (Elimination of Intercompany Investments), shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the three and six months ended June 30, 2006 and 2005.

Note 7 – Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of NAVITONE CHINA, for a term of two years with a base salary of $64,970 per year. On August 15, 2004, the Company’s board approved Mr. Yang’s annual salary to be increased to $100,000 per year paid at 50% per month starting August 16, 2004 and 50% to be paid retroactively once the funds are available. The president was eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a car allowance of $500 per month. Starting September 30, 2004, Mr. Yang receives no additional car allowance from the Company. As of May of 2006 Mr. Yang formally resigned and no longer accrues compensation.

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has the appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 were issued to retire the accrued salary in the same amount. As of June 30, 2006, the Company owes Mr. Zuliani $45,000 in salary which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until the board finds it has appropriate funds to retire this debt. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 were issued to retire the accrued salary in the same amount. As of June 30, 2006, the Company owes Mr. Liou $45,000 in salary which is reflected in accrued liabilities.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 8 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through June 30, 2006 of $2,773,985, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Total rent expense for the six months ended June 30, 2006 and 2005, amounted to $35,853 and $18,917, respectively. As of June 30, 2006, the future minimum annual lease payments for the next five years are as follows:

Year	Amount
2006	$37,834
Thereafter

Note 10 – Shareholders’ equity / registered capital

Registered capital

Registered Capital represents the consolidated approved registered capital of NVTN, NAVITONE CHINA and SHANGHAI NAVITONE. The capital contribution receivable represents amounts due from the shareholders of the companies for their initial registered capital contributions.

NAVITONE CHINA’S approved registered capital is approximately USD$1,000,000 and SHANGHAI NAVITONE’s registered capital is approximately USD$121,000. According to company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company’s business license approval. As of June 30, 2006, the Company’s registered capital consisted of the following:

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 10 – Shareholders’ equity / registered capital (continued)

	Navitone Technologies	Navitone China	Shanghai Navitone	Totals
Total shareholders’ equity / Registered capital	$1,202,200	$1,000,000	$121,000	$2,323,200
Totals, June 30, 2006	$1,202,200	$1,000,000	$121,000	$2,323,200

Common stock

On February 17, 2004, the Company effectuated a 1-for-2 reverse stock split for all shareholders as of that date. All share and per share amounts have been retroactively restated to reflect the 1-for-2 reverse stock split.

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of June 30, 2006, shareholders holding 150 warrants entitling the holders of the warrants to 750,000 shares of common stock respectively, and as of June 30, 2006 none of these warrants have been exercised.

During the three months ended March 31, 2006, the Company issued 300,000 shares of $0.001 par value common stock to an individual in exchange for consulting services valued at $210,000. The agreement is for services to be performed over a period of one year and will be amortized accordingly. During the six months ended June 30, 2006, the Company recorded an expense of $87,500.

During the three months ended March 31, 2006, the Company issued 60,000 shares of $0.001 par value common stock to an individual for cash. The funds were received in 2005 and recorded as other payable and have been reduced accordingly.

During the six months ended June 30, 2006, the Company issued a total of 230,000 shares of $0.001 par value common stock to its Board of Directors in exchange for services valued at $69,000. During the six months ended June 30, 2006, the Company recorded an expense of $34,500.

As of June 30, 2006, the Company has 16,974,392 shares of common stock issued and outstanding which includes the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

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

Preferred Shareholders issued Series A Preferred Shares shall be entitled to a 12% dividend payable annually in a manner affording the Company the right to cumulative payment if in any year the Company elects not to pay dividends. The cumulative preferred dividend at June 30, 2006 amounted to $132.

Navitone Technologies and Subsidiaries

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

As of June 30, 2006, the Company has 735,334 shares of preferred stock issued and outstanding.

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

Navitone Technologies and Subsidiaries

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

Navitone Technologies and Subsidiaries

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

Note 12 – Deferred stock compensation

On January 31, 2006, the Company entered into a consulting agreement with an individual to provide business and financial consulting services. The agreement expires on January 31, 2007. Upon exercising the option by the individual, the Company has issued a total of 300,000 shares of $0.001 par value common stock pursuant to a Form S-8 in exchange for their services. The 300,000 shares of common stock have been recorded at $0.70 per share or $210,000 based on the trading price of the shares at January 31, 2006. The Company has recorded a deferred charge to shareholders’ equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $87,500 for the six months ending June 30, 2006. The option of total 300,000 shares of common stock was exercised in February 2006.

On January 1, 2006, the Board of Directors of the Company agreed to provide services for one year in exchange for a total of 230,000 shares of $0.001 par value common stock. During the three months ended June 30, 2006, the Company issued a total of 230,000 shares in exchange for their services. The 230,000 shares of common stock have been recorded at $0.30 per share or $69,000 based on the fair value of the services. The Company has recorded a deferred charge to shareholders’ equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $34,500 for the six months ending June 30, 2006.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATION

A. MANAGEMENT’S DISCUSSION

Overview

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is a Nevada corporation, organized on November 2, 1999. Navitone Technologies China Co., Ltd (“Navitone China”, formerly CITYCAPS), is a Chinese limited liability company and a wholly owned subsidiary of Navitone.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through June 30, 2006 of $2,773,985. Our financial statements express substantial doubt regarding our ability to continue as a going concern.

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

On June 1, 2006 we entered into a services agreement with Datalink Applied Services, Inc. DAS is engaged in the business of providing off-shore consulting and marketing services and our objective is to identify and secure a joint venture partner in India market and sell our MRM product line, including software engineering services. In summary, DAS performs the following services in our behalf.

DAS will identify and obtain a Joint Venture relationship to be licensed by Client to establish, sell, market, engineer and provide customer service Client’s MRM products. DAS will work as an agent for Client as such Client must be in compliance with all Local, State and Federal Laws. Client will provide DAS with approved marketing materials including web based materials to be redesigned and prepared by DAS in English. Client will also provide all Licensed IP, source code and programming material necessary to provide MRM products in English to the India market and any and all materials necessary for the Joint Venture project.

DAS will provide upon written request recorded verification of all policies and procedures designed to protect 100% of Client’s IP, source codes and all licensed proprietary information.

DAS shall during the initial term of this agreement specifically provide an English language marketing materials, website design and an English language version of the MRM product line.

This relationship is intended to facilitate our efforts in expanding our market to India in addition to our present markets in China. A copy of this agreement is filed herewith

With a broad range of software products, we are focused on software development in location based applications as well as providing software licenses and services in MRM, logistics applications, and asset tracking and monitoring using a wireless communication network. As a software solution provider, we integrate state-of-the-art mobile technology, wireless data communication, Geography Information System (“GIS”) technology, and powerful Internet support to provide customers with all levels of complete, accurate end-to-end mobile management services and logistic solutions that enable them to better manage their resources and assets.

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

MCRM (Mobile Customer Relationship Management) offers clients additional reporting functions and is integrated with the client’s server. The MCRM system allows companies to store large amounts of data for as long as they wish and may be customized to match internal reporting functions. With the MCRM software in place companies may take advantage of the data gathered through their mobile work force and integrate it with in-house Enterprise Resource Planning (ERP) the internal back office of the company that handles accounting, inventory control etc.

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed. Subsequent to March 31, 2005, China Unicom formally extended this agreement until June 30, 2006. We presently contract with local China Unicom subsidiaries in those Chinese Municipalities or prefects in which we operate. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

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

At present we have approximately 36 employees. Over the course of the past two (2) years, our subsidiary’s operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses. We have completed our Beta test in China and began rolling out products and services throughout out China. We continue to reduce our employment force in efforts to preserve capital, mostly in our research and development department. We still have approximately 5,000 individual subscribers for our services. We believe we need at least 30,000 to break even. To date, we have not sold our services outside of China. That market is the core focus of our business. We may endeavor to expand our service offerings to additional countries in the future. One of our core objectives for 2006 is to sign at least 2 licensing agreements outside of China, presently focusing on India. Navitone has had several preliminary informal meetings with potential partners in India. In China, we are substantively reliant upon one principal customer, China Unicom. Revenues from China Unicom amounted to approximately 50% of our total revenue. They have contracted with us for our products and services and they resell these products and services to their customers. Though we have other customers, no other customer comprised 10% or more of total revenues thus far.

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

In the six months ending June 30, 2006, we generated $44,552 in revenues while incurring $649,693 in selling, general and administrative expenses. Thus, the loss from operations for the six months ending June 30, 2006 was $605,141. In the three months ending June 30, 2006, we generated $22,099 in revenues while incurring $333,851 in selling, general and administrative expenses. Thus, the loss from operations for the three months ending June 30, 2006 was $311,752. This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. Unless or until we achieve a critical mass of customers we are likely to continue to incur losses and must continue to secure additional working capital in order to maintain operations. Management believes that we need at least 30,000 individual subscribers in order to break even. We have only 5,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had negative working capital of $339,847. Our current assets as of June 30, 2006 consisted of $13,655 in cash, $10,900 in accounts receivables, $4,319 in other receivables, $2,850 in pre-paid expenses and $8,544 due from a related party. Our current liabilities in the same period consisted of $136,431 in accounts payable,$516 in other payables,$241,613 in accrued liabilities, and $1,555 in payroll taxes payable.

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

Our lack of financial resources has obliged us to terminate our agreement with PR Financial Marketing, LLC as of May of 2006. We had entered into an agreement with PR Financial on or about October 10, 2005. The termination transpired in accordance with the terms and condition of the Agreement. A copy of this agreement was filed as an exhibit to the Form 10-KSB as filed for 2005.

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expires on March 31, 2005. On March 31, 2005, this agreement was renewed. Subsequent to March 31, 2005, China Unicom formally extended this agreement until June 30, 2006. We presently contract with local China Unicom subsidiaries in those Chinese Municipalities or prefects in which we operate. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year though we expect that it shall be subsequently renewed.

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

At present we have approximately 36 employees collectively, in China, the United States, and India.

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

On May 18, 2006 Xinnong Yang tendered his resignation as President of our Chinese Operations, Navitone China. He likewise tendered his resignation as board member for the Company. MR. Yang cited health reasons for his decision.

On May 30, 2006, Jerrold Wish tendered his resignation as our CFO due to other responsibilities. For the near future, Mr. Zuliani shall function as CFO in addition to his duties as CEO.

It is likely that our lack of resources contributed to their individual decision(s) to resign.

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

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. This agreement expires on June 30, 2006 but will automatically renew for another year unless terminated prior thereto by either party. In November 2005 China Unicom terminated SHANGHAI NAVITONE’S National SP license and we signed a contract with Beijing Sanjinyutong Telecommunication Equipment CO., LTD in October of 2005 to fill this gap. Since then we have started to move our sales and marketing efforts to various distributors to reduce the dependency upon just one contract. We are doing direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers. Since the being of 2006 we have been focusing on relationships with various distributors and local Unicom’s to reduce the risk with China Unicom. Although they terminated its relationship with SHANGHAI NAVITONE we were able to adjust or business model with very little interruption in our revenue stream.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer (Michael Zuliani) together with the assistance of the Board, reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are intended to provide a reasonable level of assurance of reaching our desired disclosure control objectives and we believe that they are effective in doing so though we have limited experience. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

Name and Address	Position	Number of Shares
Michael L Zuliani	CEO, Secretary Chief Financial Officer and Chairman of the Board	50,000
Henry Liou	President, Treasurer and Board Member	50,000
Antony Santos	Board Member	40,000

In addition, Mr. Santos performs the following duties for the benefit of the Company:

a.	the review and assessment of corporate governance standards, policies and procedures now in effect and as adopted by regulatory authorities and the implementation thereof by the Company;

b.	the facilitation or preparation of periodic and current reporting documents as may be required to be filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K.

(A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
(a) Articles of Incorporation incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC.
(b) Bylaws incorporated by reference to the Registration Statement on Form 10-SB, as amended, filed with the SEC.

10	Material Contracts

10.1	China Unicom Contract, as amended (incorporated by reference to the Company’ Form 10-QSB for the quarter ending March 31, 2005 as filed with the SEC).
10.2	CityCaps Navitone Contract (incorporated by reference to Navitone’s Technologies, Inc. Form 8-K filed with the SEC on August 27, 2004.)
10.3

Exclusive Technical Consulting and Services Agreement (Beijing Sanjinyutong Telecommunication Equipment CO., LTD, (incorporated by reference to the Issuer’s 10-Q filing for the quarter ended June 30, 2006 and filed with the Commission on November 14, 2005).

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

Navitone Technologies, Inc.

Signature	Title	Date

/s/ Michael Zuliani	CEO, CFO, Director	August 11, 2006
Michael Zuliani

/s/ Henry Liou	President, Director, Treasurer	August 11, 2006
Henry Liou

/s/Bert Wollen	President Asia	August 11, 2006
Bert Wollen