Form 10QSB
period 2006-09-30
NAVITONE TECHNOLOGIES INC
filed 2006-11-14
CIK 1114302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-3317

Navitone Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0440630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6260 S. Rainbow Blvd. #100
Las Vegas, Nevada 89118
(Address of principal executive offices)

23rd Floor
Jian Gong Tower
33 Fushan Road
Shanghai, China 200120
Phone: 86 (21) 5882-1860 Fax: 86 (21) 5882-7986

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, 14,974,392 shares issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): ☒ Yes	☐ No

PART I - FINANCIAL INFORMATION

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
ASSETS	Unaudited
CURRENT ASSETS:
Cash	$5,898	$244,920
Accounts receivables	13,770	8,187
Other receivables	1,349	8,494
Prepaid expenses	2,979	5,182
Due from related party	8,639	8,462
Total current assets	32,635	275,245

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net	78,298	89,231

OTHER ASSETS:
Deposit	32,642	14,524
Total assets	$143,575	$379,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$274,347	$10,293
Accrued liabilities	254,067	180,854
Taxes payable	1,158	5,880
Advance from customer		620
Other payables		24,000
Due to related party	142,105
Total current liabilities	671,677	221,647

SHAREHOLDERS’ EQUITY:
12% cumulative, convertible preferred stock,
$.001 par value, 25,000,000 shares authorized,
735,334 shares issued and outstanding	735	735
Common stock, $.001 par value, 100,000,000 shares authorized,
14,974,392 shares issued and outstanding at September 30, 2006
and 14,384,392 shares issued and outstanding at December 31, 2005	14,974	14,384
Additional paid-in capital	2,688,689	2,308,079
Deferred stock compensation	(106,800)
Retained deficits	(3,133,498)	(2,170,519)
Accumulated other comprehensive income	7,798	4,674
Total shareholders’ equity	(528,102)	157,353
Total liabilities and shareholders’ equity	$143,575	$379,000

The accompanying notes are an integral part of these condensed financial statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES:	$33,206	$42,536	$77,758	$67,354
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	391,422	318,674	1,041,115	1,006,444

LOSS FROM OPERATIONS	(358,216)	(276,138)	(963,357)	(939,090)

OTHER INCOME (EXPENSE)	(1,297)	(3,784)	378	(5,161)

LOSS BEFORE PROVISION FOR INCOME TAX	(359,513)	(279,922)	(962,979)	(944,251)

PROVISION FOR INCOME TAXES

NET LOSS	(359,513)	(279,922)	(962,979)	(944,251)

OTHER COMPREHENSIVE INCOME (LOSS)	(4,822)	3,931	3,124	4,201

COMPREHENSIVE INCOME (LOSS)	$(364,335)	$(275,991)	$(959,855)	$(940,050)

Weighted average number of shares outstanding	14,817,139	14,196,142	14,817,139	13,703,166

Earnings per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

					Additional	Deferred	Retained	Accumulated
	Preferred Stock		Common stock		paid-in	Stock	earnings	other comprehensive
	Shares	Amount	Shares	Amount	capital	compensation	(deficit)	income	Totals
BALANCE, December 31, 2005	735,334	$ 735	14,384,392	$ 14,384	$ 2,308,079	$ -	$ (2,170,519)	$ 4,674	$ 157,353

Shares issued for cash			60,000	60	23,940				24,000

Shares issued for services			530,000	530	356,670	(357,200)			0

Foreign currency translation adjustments								3,124	3,124

Amortization of prepaid services						250,400			250,400

Net (loss)							(962,979)		(962,979)
BALANCE, September 30, 2006	735,334	$ 735	14,974,392	$ 14,974	$ 2,688,689	$ (106,800)	$ (3,133,498)	$ 7,798	$ (528,102)

The accompanying notes are an integral part of these condensed financial statements.

NAVITONE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(962,979)	$(944,251)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Shares issued for services charged to operations	250,400	99,240
Depreciation	20,336	15,260
(Increase) decrease in assets:
Accounts receivable	(5,288)	(7,583)
Other receivable	7,230	3,805
Prepaid expenses	2,228	(5,775)
Deposit	(17,585)	(271)
Increase (decrease) in liabilities:
Accounts payable	253,132	26,938
Accrued liabilities	72,796	95,155
Taxes payable	(4,784)	-
Advance from customer	(625)	-
Other payables	12,359	628
Other payables-related party	-	51,620
Payroll taxes payable	-	1,592
Net cash used in operating activities	(372,780)	(663,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,704)	(22,680)
Net cash used in investing activities	(7,704)	(22,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	510,065
Borrowing from related party	142,105	-
Net cash provided by financing activities	142,105	510,065

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(643)	4,201

DECREASE IN CASH	(239,022)	(172,056)

CASH, beginning of period	244,920	252,698

CASH, end of period	$5,898	$80,642

The accompanying notes are an integral part of these condensed financial statements.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 1 – History and organization

Background

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is referred to as the “Company” or “NVTN”. NVTN was organized on November 2, 1999 under the laws of the State of Nevada. In 2002, the Company changed its business plan from product sales over the internet to real estate sales and rental income. In 2003, the Company changed its business plan from real estate sales and rental income to logistics and asset tracking for mobile assets. On September 15, 2003, the Company increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock and 25,000,000 shares of its $0.001 par value preferred stock. On August 16, 2004, NVTN entered into an Acquisition Agreement (the “Agreement”) where NVTN acquires 100% interest in Navitone Technologies China (“NAVITONE CHINA”), formerly CITYCAPS Information Technology Co., Ltd. Pursuant to the Agreement, NVTN issued 8,000,000 restricted shares of common stock to shareholders of NAVITONE CHINA and 2,000,000 restricted shares of common stock to NAVITONE CHINA as consideration for 100% equity ownership and control.

NAVITONE CHINA was established in Shanghai, People’s Republic of China (“PRC”) by foreign individuals as a wholly owned foreign enterprise (WFOE) on December 16, 2003. NAVITONE CHINA is classified as a Foreign Invested Enterprise (FIE) in the PRC and is subject to the FIE laws of the PRC. NAVITONE CHINA is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. The Articles of Association provides for a 20 year term with registered capital of RMB 2,820,191 or approximately USD$341,000. In September 2004, NAVITONE CHINA increased its registered capital to USD$500,000. At the end of 2005, the Company increased its registered capital to $1,000,000. During the nine months period ended September 30, 2006, the Company increased its registered capital to $1,091,500.

Business structure

NVTN through its wholly owned subsidiary NAVITONE CHINA, principally engages in the wireless value-added consumer service in China.

NAVITONE CHINA operates two business divisions, (1) the wireless data communication business and (2) the wireless value-added consumer service. The wireless value-added consumer service is conducted through Navitone (Shanghai) Information Technology Co., Ltd referred to as “SHANGHAI NAVITONE”.

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

The accompanying consolidated financial statements include the results of operations of the Company, its wholly owned subsidiary NAVITONE CHINA and the variable interest entity, SHANGHAI NAVITONE.

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

In order to comply with laws and regulations in the PRC that prohibit or restrict foreign ownership of companies that provide value-added telecommunications services, NAVITONE CHINA has established SHANGHAI NAVITONE which is legally owned by three Chinese citizens who are Mr. Xinnong Yang (49%), CEO of NAVITONE CHINA. Li Yue (25.5%) and Fang Bei (25.5%). NAVITONE CHINA will be conducting substantially all of its future business operations through SHANGHAI NAVITONE. NAVITONE CHINA does not hold any direct ownership interest in SHANGHAI NAVITONE.

The arrangements with the shareholders of SHANGHAI NAVITONE have been undertaken solely to satisfy PRC regulations, which prohibit foreign companies from owning or operating telecommunications businesses in the PRC.

PRC regulations currently restrict the Company from holding equity interests in telecommunication services providers such as SHANGHAI NAVITONE.

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. On March 31, 2005, this agreement was renewed through June 30, 2006. In return, SHANGHAI NAVITONE is required to pay Navitone China licensing and service fees for the use of domain name, trademark and technical and consulting service received. The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone China depending on the quantity and level of services provided. These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE’s performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business. In November 2005, China Unicom suspended SHANGHAI NAVITONE’s national Service Providers license. SHANGHAI NAVITONE is still licensed to do business in Shanghai. The National Service provider license will continue to be suspended until SHANGHAI NAVITONE increases its registered capital to 10,000,000 RMB. In order to continue our operation in compliance with Chinese regulatory provisions, the Company contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. (“BSTE”) on October 18, 2005. The agreement is effective for a period of one (1) year.

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

In return, BSTE is required to pay the Company licensing and service fees for the use of each domain name, trademark and technical and consulting services received. The technical and consulting service fees can be, and are, adjusted at the Company’s discretion depending on the quantity and level of services provided. These operating agreements further provide that the Company will guarantee BSTE’s performance on third party contracts and agreements entered into by BSTE in the normal course of business. The agreements also restrict the ability of BSTE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of the Company. These transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights. In addition, the Company has extended interest-free loans to the shareholders of SHANGHAI NAVITONE to finance their investments in SHANGHAI NAVITONE ($121,065 as of September 30, 2006). Since the Company consolidates SHANGHAI NAVITONE activities into the financial statements, the loans to the shareholders are treated as an investment in SHANGHAI NAVITONE and these amounts are eliminated in the consolidation.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. All material transactions and balances between the Group’s businesses have been eliminated upon consolidation.

The consolidated financial statements include the financial statements of the Company and its subsidiary, NAVITONE CHINA and its variable interest entity, SHANGHAI NAVITONE.

Foreign currency translation

The reporting currency of the Company is US dollar. The Company uses their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of each reporting period, and equity accounts were stated at their historical rate, as quoted by the People’s Bank of China. This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $3,124 as of September 30, 2006. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to $1.00 USD. The average translation rate of 8.00 RMB for the nine months ended September 30, 2006 was applied to income statement accounts.

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

Revenue recognition (continued)

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.

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

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Cash and concentration of risk (continued)

Total cash in state-owned banks in the United States of America amounted $3,052 and $74,000 as of September 30, 2006 and December 31, 2005, respectively. Total cash in state-owned banks in the PRC at September 30, 2006 and December 31, 2005 amounted to $1,805 and $182,263, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Credit risk

The Company will depend on the billing system of mobile operators to charge the mobile phone users through mobile phone bills and collect payments from users. The Company generally will not require collateral for its accounts receivable.

Dependency on key customer

For the nine months ended September 30, 2006, 73% of the Company's sales came from one customer - China Unicom. This customer accounted for 100% of the Company's accounts receivable as of September 30, 2006.

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

Equipment and leasehold improvements, net

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years for equipment. Leasehold improvements are amortized over the shorter of the initial lease term or the useful life of the asset. Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $20,336 and $15,260, respectively.

Equipment and leasehold improvements consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Leasehold improvements	$13,166	$12,896
Office equipment	115,643	105,650
Totals	128,809	118,546
Accumulated depreciation	(50,511)	(29,315)
Leasehold improvements and equipment, net	$78,298	$89,231

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

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, the Company expects these assets to be fully recoverable.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred taxes at September 30, 2006.

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

The Company’s subsidiary and variable interest entity are governed by the Income Tax Law of the PRC concerning FIE and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Under the Income Tax Laws, FIE generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. NAVITONE CHINA enjoys a preferential income tax rate of 15% as it is registered in Pudong New District, Shanghai, pursuant to a local practice.

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

Product development expenses (continued)

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

The Company is required to make the reserves from profits. However as of September 30, 2006, the Company has generated operating losses and thus no statutory reserves were recorded during this period.

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

During the nine months ended September 30, 2006, the Company received loans totaling $142,105 from two officers and directors of the Company. The loans are due upon demand and bears no interest.

Note 5 – Supplemental disclosure of cash flow information

No interest or income tax payments were made for the nine months ended September 30, 2006 and 2005.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 5 – Supplemental disclosure of cash flow information (continued)

During 2006, 530,000 shares of common stock valued at $357,200 were issued for services to non-related outside consultants and to members of the Company’s Board of Directors. Through September 30, 2006, $250,400 in services has been performed and $106,800 has been included in deferred compensation in the Statements of Shareholders’ Equity. See Note 12 for detailed information.

During the nine months ended September 30, 2005 a total of 279,800 common shares valued at $99,240 were issued for services performed by shareholders and officers.

Note 6 – Earnings per share

According to Emerging Issues Task Force (EITF) 98-2 and Accounting Research Bulletins (ARB) 51, Elimination of Intercompany Investments, shares of the Parent held by a subsidiary should not be treated as outstanding stock in the consolidated balance sheet of the parent. The 2,000,000 shares of NVTN held by NAVITONE CHINA were not included in the computation of the weighted average number of shares for the three and nine months ended September 30, 2006 and 2005.

Note 7 – Accrued executive compensation

On January 2, 2003, the Company entered into an employment agreement with Xinnong Yang, president and chief executive officer of NAVITONE CHINA, for a term of two years with a base salary of $64,970 per year. On August 15, 2004, the Company’s board approved Mr. Yang’s annual salary to be increased to $100,000 per year; $50,000 will be deferred and paid once funds are available. Additionally, the president is eligible for incentive bonuses based on the profitability of the Company at a minimum of 10% of annual salary and a maximum of 100% of annual salary. The president also received a one time $500 car allowance. Mr. Yang formally resigned May 2006 .

On August 15, 2004, the Company entered into an employment agreement with its chief executive officer, Michael L. Zuliani, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until funds are available. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 were issued to retire the accrued salary in the same amount. As of September 30, 2006, the Company owes Mr. Zuliani $60,000 in salary which is reflected in accrued liabilities.

On August 15, 2004, the Company entered into an employment agreement with its director and treasurer, Henry Liou, for $60,000 per year plus 50,000 shares of stock per year. The annual salary will accrue until funds are available. For the year ended December 31, 2005, a total of 67,500 shares of preferred stock valued at $67,500 were issued to retire the accrued salary in the same amount. As of September 30, 2006, the Company owes Mr. Liou $60,000 in salary which is reflected in accrued liabilities.

Note 8 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through September 30, 2006 of $3,133,498, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s best chance for continuing operations will require additional capital formation either through debt or equity financing so as to endeavor to expedite the growth of its operations and to achieve profitable operations.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 8 – Going concern (continued)

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

Note 9 – Leases

The Company leases office facilities under non-cancelable operating lease agreements which expired in October 2006. The Company has entered a new lease agreement on September 21, 2006 expiring through September 20, 2008. The facilities include office space for NAVITONE CHINA in Shanghai and SHANGHAI NAVITONE in Beijing. The non-cancelable operating lease agreements provide that the Company pay for certain operating expenses applicable to the leased premises.

Total rent expense for the nine months ended September 30, 2006 and 2005, amounted to $65,364 and $52,800, respectively. As of September 30, 2006, the future minimum annual lease payments for the next five years are as follows:

Year	Amount
2006	$20,311
2007	$81,245
2006	$65,447

Note 10 – Shareholders’ equity / registered capital

Registered capital

Registered Capital represents the consolidated approved registered capital of NAVITONE CHINA and SHANGHAI NAVITONE. The capital contribution receivable represents amounts due from the shareholders of the companies for their initial registered capital contributions.

NAVITONE CHINA’S approved registered capital is approximately USD$1,091,500 and SHANGHAI NAVITONE’s registered capital is approximately USD$121,000. According to company law of the PRC, a company has to contribute the full amount of their registered capital within 2 years of the company’s business license approval. As of September 30, 2006, the Company’s registered capital consisted of the following:

	Navitone China	Shanghai Navitone	Totals
Total shareholders’ equity / Registered capital	$1,091,500	$121,000	$1,212,500
Totals, September 30, 2006	$1,091,500	$121,000	$1,212,500

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

As of September 30, 2006, shareholders holding 150 warrants entitling the holders of the warrants to 750,000 shares of common stock respectively, and as of September 30, 2006 none of these warrants have been exercised.

During the three months ended March 31, 2006, the Company issued 300,000 shares of $0.001 par value common stock to an individual in exchange for consulting services valued at $210,000. The agreement is for services to be performed over a period of one year and will be amortized accordingly. During the nine months ended September 30, 2006, the Company recorded an expense of $140,000.

During the three months ended March 31, 2006, the Company issued 60,000 shares of $0.001 par value common stock to an individual for cash. The funds were received in 2005 and recorded as other payable and have been reduced accordingly.

During the six months ended June 30, 2006, the Company issued a total of 230,000 shares of $0.001 par value common stock to its Board of Directors in exchange for services valued at $69,000. During the nine months ended September 30, 2006, the Company recorded an expense of $51,750.

As of September 30, 2006, the Company has 16,974,392 shares of common stock issued and outstanding which includes the 2,000,000 shares issued to our subsidiary, NAVITONE CHINA.

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

Preferred Shareholders issued Series A Preferred Shares shall be entitled to a 12% dividend payable annually in a manner affording the Company the right to cumulative payment if in any year the Company elects not to pay dividends. The cumulative preferred dividend at September 30, 2006 amounted to $154,240, none of which has been declared.

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

As of September 30, 2006, the Company has 735,334 shares of preferred stock issued and outstanding.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 11 – Stock option plan

On January 31, 2006, the Board of Directors approved the Company’s 2006 stock option plan. The shares issued under this plan were registered with the Securities and Exchange Commission. The purpose of the Navitone Technologies, Inc. 2006 Stock Option Plan (the “Plan”) is to further the interests of Navitone Technologies, Inc., a Nevada corporation (the “Company”), by encouraging and enabling selected officers, directors, employees, consultants, advisers, independent contractors and agents, upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock through the exercise of stock options to be granted hereunder. Options granted hereunder are either options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options.

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

Note 12 – Deferred stock compensation

On January 31, 2006, the Company entered into a consulting agreement with an individual to provide business and financial consulting services. The agreement expires on January 31, 2007. Upon exercising the option by the individual, the Company has issued a total of 300,000 registered shares of common stock pursuant to a Form S-8, in exchange for services. The 300,000 shares of common stock have been recorded at $0.70 per share or $210,000 based on the trading price of the shares at January 31, 2006. The Company has recorded a deferred charge to shareholders’ equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $140,000 for the nine months ending September 30, 2006. The option of 300,000 shares of common stock was exercised in February 2006.

Navitone Technologies and Subsidiaries

Condensed Notes to the Consolidated Financial Statements

Note 12 – Deferred stock compensation (continued)

On January 1, 2006, the Board of Directors of the Company agreed to provide services for one year in exchange for a total of 230,000 shares of $0.001 par value common stock. During the three months ended June 30, 2006, the Company issued a total of 230,000 shares in exchange for their services. The 230,000 shares of common stock have been recorded at $0.64 per share or $147,200 based on the fair value of the services. The Company has recorded a deferred charge to shareholders’ equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $110,400 for the nine months ending September 30, 2006.

MANAGEMENT'S DISCUSSION

A.	MANAGEMENT'S DISCUSSION

Overview

Navitone Technologies, Inc., formerly named World Wide Web, Inc., is a Nevada corporation, organized on November 2, 1999. Navitone Technologies China Co., Ltd (“Navitone China”, formerly CITYCAPS), is a Chinese limited liability company and a wholly owned subsidiary of Navitone.

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative operating losses through September 30, 2006 of $3,133,498. Our financial statements express substantial doubt regarding our ability to continue as a going concern.

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

On June 1, 2006 we entered into a services agreement with Datalink Applied Services, Inc. DAS is engaged in the business of providing off-shore consulting and marketing services and our objective is to identify ad secure a joint venture partner in India market and sell our MRM product line, including software engineering services. In summary, DAS performs the following services in our behalf.

•

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

•	DAS will provide upon written request recorded verification of all policies and procedures designed to protect 100% of Client’s IP, source codes and all licensed proprietary information.

•	DAS shall during the initial term of this agreement specifically provide an English language marketing materials, website design and an English language version of the MRM product line.

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

On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom Co., Ltd. to provide value-added mobile communication services to customers of China Unicom Co., Ltd. This agreement expired on March 31, 2005, when it was renewed through June 30, 2006. In return, SHANGHAI NAVITONE is required to pay Navitone China licensing and service fees for the use of each domain name, trademark and technical and consulting service received. The technical and consulting service fees can be, and are, adjusted at the discretion of Navitone China depending on the quantity and level of services provided. These operating agreements further provide that Navitone China will guarantee SHANGHAI NAVITONE’s performance on third party contracts and agreements entered into by SHANGHAI NAVITONE in the normal course of business. The agreements also restrict the ability of SHANGHAI NAVITONE to conduct any transactions that may materially affect their assets, obligations, rights, or operations without the consent of Navitone China. Such transactions would include the sale of assets, incurrence of debt or guarantees, declaration of dividends, or assignments of rights. We contracted with Beijing Sanjinyutong Telecommunication Equipment CO., LTD. on October 18, 2005. The agreement is effective for a period of one (1) year.

We expected to derive much of our revenue from wireless value-added services provided to the users of China Unicom’s mobile communication network. We contract with the mobile operators for the transmission of these wireless services as well as for billing and collection services. We measure our revenues based on the total amount paid by our customers for services rendered. Mobile operators, such as China Unicom, will bill and collect money owed to us for the use of our services.

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

At present we have approximately 16 employees, down from 36 employees last quarter. We have had to drastically reduce our overhead in an effort to continue as a going concern. Over the course of the past two (2) years, our subsidiary’s operations consisted primarily of various start-up activities relating to our current business, including development of GPS technologies, recruiting personnel and raising capital. We have not recognized substantive revenues to date, and our expenses consist of research and development, sales and marketing and general and administrative expenses. We have completed our Beta test in China and began rolling out products and services throughout out China. We may continue to reduce our employment force in an effort to preserve capital. We still have approximately 5,000 individual subscribers for our services. We believe we need at least 30,000 to break even. To date, we have not sold our services outside of China. That market is the core focus of our business. We may endeavor to expand our service offerings to additional countries in the future. One of our core objectives for 2006 is to sign at least 2 licensing agreements outside of China, presently focusing on India. Navitone has had several preliminary informal meetings with potential partners in India. In China, we are substantively reliant upon one principal customer, China Unicom. Revenues from China Unicom amounted to approximately 50% of our total revenue. They have contracted with us for our products and services and they resell these products and services to their customers. Though we have other customers, no other customer comprised 10% or more of total revenues thus far.

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

In the three months ended September 30, 2006, we generated $33,206 in revenues while incurring $332,772 in selling, general and administrative expenses. Thus, the loss from operations for the three months ending September 30, 2006 was $299,566. In the nine months ended Sept 30, 2006 we generated $77,758 in revenues while incurring $982,465 in selling, general and administrative expenses. Thus, the loss from operations for the nine months ended September 30, 2006 was $904,707. This loss from operations is attributable primarily to the early-stage nature of our operations in China through our subsidiary. Unless or until we achieve a critical mass of customers we are likely to continue to incur losses and must continue to secure additional working capital in order to maintain operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had negative working capital of $639,042. Our current assets as of September 30, 2006 consisted of $5,898 in cash, $13,770 in accounts receivables, $1,349 in other receivables, $2,979 in pre-paid expenses and $8,639 due from a related party. Our current liabilities in the same period consisted of $274,347 in accounts payable, $254,067 in accrued liabilities, and $1,158 in payroll taxes payable, and $142,105 due to related parties.

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

We hope to raise more capital through the sales of securities including but not limited to our common stock. While this will have a dilutive effect on our present shareholders, we believe the additional capital, properly allocated for purposes of growing our customer base and increasing revenue, will positively impact shareholder value such that the marginal benefit to shareholders outweighs the marginal disadvantage of dilution. We may not successfully secure this additional capital and may be forced to shut down. If we are forced to cease operation we may be obliged to seek whatever opportunities may available to a fully reporting, listed, non-operating issuer including but not limited possible merger(s) in an effort to salvage some shareholder value.

We are subject to a number of industry-specific risk factors, including, but not limited to, dependence on mobile network operators, rapid development of the market, large number of competitors, and evolving regulatory environment.

The majority of the Company’s future revenues, to the extent that we are able to sustain operations, will be derived from wireless value-added services provided to the users of China Unicom’s mobile communication network. The Company contracts with the mobile operators for the transmission of these wireless services as well as for billing and collection services. The Company measures its revenues based on the total amount paid by its customers for services rendered, for which the mobile operators will bill and collect on the Company’s behalf.

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

On July 21, 2005, The Peoples Republic of China announced that its currency, the RMB yuan, will be traded at a rate of 8.11 to the US dollar starting at 19:00 Thursday, July 22, 2005 and the yuan to US dollar pegging system shall be based on a basket of foreign currencies. Over the past few years, the Chinese yuan has been pegged to the US dollar at the rate of one dollar for 8.27 yuan, the latest move revalues the rate by 2.1 percent. The Chinese central bank shall publish the trading rate between the RMB and major foreign currencies at the closing of daily market trading, and the announced rate will be used as the central parity for the following trading day. The trading price between the dollar and the yuan at the inter-bank foreign exchange market is expected to float within a 0.3 percent band around the official central parity, while the trading price between the yuan and non-US dollar currencies will float within a certain range around the official central parity. The central bank will readjust the floating band at appropriate times according to market development conditions as well as economic and financial situations.

Dependency on key personnel

Our future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.

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

Dependency on key customer

We rely heavily on our indirect relationship with China Unicom. On August 9, 2004, SHANGHAI NAVITONE entered into an agreement with China Unicom to provide value-added mobile communication services to customers of China Unicom. We have started to move our sales and marketing efforts to various distributors to reduce the dependency upon just one contract. We are doing direct sales programs such as direct mail, print advertising and telemarketing, to date, we rely heavily China Unicom to attract new customers. Since the beginning of 2006 we have been focusing on relationships with various distributors and local Unicom’s to reduce the risk with China Unicom. Although they terminated its relationship with SHANGHAI NAVITONE we were able to adjust or business model with very little interruption in our revenue stream. For the nine months ended September 30, 2006, 73% of the Company’s sales were come from one customer – China Unicom. This customer accounted for 100% of the Company’s accounts receivable as of September 30, 2006

Dependency on subsidiary performance

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

Our principal executive officer and principal financial officer (Michael Zuliani) together with the assistance of the Board, reviewed the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") to the best of our ability given our limited resources. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are intended to provide a reasonable level of assurance of reaching our desired disclosure control objectives and we believe that they are effective in doing so though we have limited experience or expertise in matter related to accounting, finance and securities. Moreover, we don’t have the financial resources to secure effective personnel to facilitate our efforts. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

Navitone Technologies, Inc.

Signature	Title	Date

/s/ Michael Zuliani	CEO, CFO, Director	November 14, 2006
Michael Zuliani

/s/ Henry Liou	President, Director, Treasurer	November 14, 2006
Henry Liou

/s/Bert Wollen	President Asia	November 14, 2006
Bert Wollen